Form 10-K
period 1993-12-31
PACIFIC BELL
filed 1994-03-30
CIK 75641

                                   FORM 10-K


                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                             --------------------


        (X)   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                             --------------------

                  For The Fiscal Year Ended December 31, 1993

                                      or

        ( )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 1-1414


                                 PACIFIC BELL


A California Corporation                     I.R.S. Employer Number 94-0745535


          140 New Montgomery Street, San Francisco, California 94105


                     Telephone - Area Code (415) 542-9000
                              -------------------


Securities registered pursuant to Section 12(b) of the Act:
    See attached Schedule A.

Securities registered pursuant to Section 12(g) of the Act:  None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X  No    .
                                                    ---    ---

THE REGISTRANT, A WHOLLY OWNED SUBSIDIARY OF PACIFIC TELESIS GROUP, MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION J (1) (a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION J(2).

                                    SCHEDULE A


         Securities registered pursuant to Section 12(b) of the Act*:


                                                     Name of each exchange
               Title of each class                    on which registered
               -------------------                  -----------------------
        7.800%  Debenture due 03/01/07      *     New York Stock Exchange

        7.250%  Debenture due 02/01/08      *     New York Stock Exchange

        7.625%  Debenture due 06/01/09      *     New York Stock Exchange

        7.250%  Note due 07/01/02           *     New York Stock Exchange

        6.250%  Note due 03/01/05           *     New York Stock Exchange

        7.125%  Debenture due 03/15/26      *     New York Stock Exchange

        7.500%  Debenture due 02/01/33      *     New York Stock Exchange

        6.875%  Debenture due 08/15/23      *     New York Stock Exchange

        6.625%  Debenture due 10/15/34      *     New York Stock Exchange



     * Pacific Bell has other securities outstanding not registered pursuant to Section 12(b) of the Act.

                               TABLE OF CONTENTS
                                    PART I
                                  Description
                                  -----------
Item                                                                   Page
- ----                                                                   ----
  1.   Business .....................................................    4

  2.   Properties ...................................................   22

  3.   Legal Proceedings ............................................   22

  4. Submission of Matters to a Vote of Security Holders (Omitted pursuant to General Instruction J(2))

                                    PART II
                                  Description
                                  -----------

  5.   Market for Registrant's Common Equity and Related Stockholder
       Matters ......................................................   23

  6.   Selected Financial Data (Omitted pursuant to General
       Instruction J(2))

  7.   Management's Discussion and Analysis of Results of Operations.   24

  8.   Financial Statements and Supplementary Data ..................   43

  9.   Changes in and Disagreements with Accountants on Accounting
       and Financial Disclosure .....................................   67

                                   PART III
                                  Description
                                  -----------

 10. Directors and Executive Officers of Registrant (Omitted pursuant to General Instruction J(2))

 11.   Executive Compensation (Omitted pursuant to General
       Instruction J(2))

 12. Security Ownership of Certain Beneficial Owners and Management (Omitted pursuant to General Instruction J(2))

 13. Certain Relationships and Related Transactions (Omitted pursuant to General Instruction J(2))

                                    PART IV
                                  Description
                                  -----------

 14.   Exhibits, Financial Statement Schedules and Reports on
       Form 8-K .....................................................   68

                                    PART I

Item 1.  Business.

GENERAL

Pacific Bell (the "Company") was incorporated in 1906 under the laws of the State of California and has its principal executive offices at 140 New Montgomery Street, San Francisco, California 94107 (telephone number (415) 542-9000).

Through December 31, 1983, the Company was a subsidiary of American Telephone and Telegraph Company ("AT&T"). Effective January 1, 1984, the Company became a subsidiary of Pacific Telesis Group ("Telesis" or the "Corporation"), one of the seven regional holding companies (the "RHCs") formed in connection with the 1984 divestiture by AT&T of its 22 wholly owned operating telephone companies ("Bell Operating Companies" or "BOCs") pursuant to a consent decree settling antitrust litigation ("Consent Decree") approved by the United States District Court for the District of Columbia (the "Court") which has retained jurisdiction over the interpretation and enforcement of the Consent Decree.

Under the terms of the Consent Decree, all territory served by the BOCs was divided into geographical areas called "Local Access and Transport Areas" ("LATAs", also referred to as "service areas"). The Consent Decree generally prohibits BOCs and their affiliates* from providing communications services that cross service area boundaries; however, the networks of the BOCs interconnect with carriers that provide such services (commonly referred to as "interexchange carriers").

The Company and its wholly owned subsidiaries, Pacific Bell Directory and Pacific Bell Information Services, provide a variety of communications services in California. These services include: (1) dial tone and usage services, including local service (both exchange and private line), message toll services within a service area, Wide Area Toll Service (WATS)/800 services, Centrex service (a central office-based switching service) and various special and custom calling services; (2) exchange access to interexchange carriers and information service providers for the origination and termination of switched and non-switched (private line) voice and data traffic; (3) billing services for interexchange carriers and information service providers; (4) various operator services; (5) installation and maintenance of customer premises wiring; (6) public communications services (including service for coin telephones); (7) directory publishing; and
(8) selected information services, such as voice mail and electronic mail (See also "Pacific Bell Information Services," below). Efforts to develop additional advanced services are described below.



- -------------------

* The terms of the Consent Decree, with certain exceptions, apply generally to all the BOCs and their affiliates.

LINE OF BUSINESS RESTRICTIONS

The Consent Decree provides that the RHCs shall not engage in certain lines of business. The principal restrictions initially prohibited the provision of interexchange telecommunications, information services and telecommunications equipment. As described below, the information services prohibition was lifted in 1991. The telecommunications businesses permitted by the Consent Decree include the provision of exchange telecommunications* and exchange access services, customer premises equipment ("CPE") and printed directory advertising. The RHCs are prohibited from manufacturing telecommunications equipment and CPE. On December 3, 1987, the Court interpreted the manufacturing restriction to mean that the RHCs are prohibited from designing and developing telecommunications equipment and CPE as well as from fabricating them. The Consent Decree provides that the Court may waive the line of business restrictions (i.e., grant a "Waiver") upon a showing that there is no substantial possibility that the RHCs could use their monopoly power to impede competition in the market they seek to enter. The Court has placed certain conditions on the Waivers it has granted and may do so again on future Waivers.

In May 1993, the U.S. Court of Appeals for the District of Columbia affirmed the Court's removal of the ban on the provision of information services by the Corporation. The removal of this ban in July 1991 allowed the Company to offer a variety of new information services, subject to regulatory approvals, such as enhanced voice mail and electronic yellow pages. In November 1993, the U.S. Supreme Court declined to review the Appeals Court decision.

In November 1993, legislation was introduced in Congress that would simplify the procedures under which BOCs seek relief from provisions of the Consent Decree that prohibit the Company from manufacturing telephone equipment or providing long-distance service. The legislation would set conditions and establish waiting periods of up to five years before the RHCs could seek authority to enter all aspects of these businesses. One of the bills would also impose stringent separate subsidiary requirements on RHC electronic publishing ventures.






- -------------------

* "Exchange telecommunications" includes toll or long-distance services within a service area as well as local service.

SPIN-OFF OF THE CORPORATION'S WIRELESS OPERATIONS

In December 1992, Telesis' Board of Directors approved a plan to spin off the Corporation's wireless operations. Telesis will continue to own the Company and its directory publishing and information services subsidiaries, Nevada Bell, and several smaller diversified entities, including real estate assets. Telesis will spin off AirTouch Communications ("AirTouch"), formerly PacTel Corporation, and its domestic and international wireless operations as a separate entity. On March 10, 1994, the Telesis Board gave final approval to the spin-off of AirTouch. The spin-off will be effected April 1, 1994.

In February 1993, the California Public Utilities Commission ("CPUC") instituted an investigation of the proposed spin-off of the Corporation's wireless businesses for the purpose of assessing any effects it might have on telephone customers of the Company and regulated cellular and paging firms in California. On November 2, 1993, the CPUC adopted a decision permitting the spin-off to proceed. The CPUC further ordered a refund by Telesis of approximately $50 million (including interest) of cellular pre-operational and development expenses. Further proceedings will determine how the refund will be disbursed. The CPUC decision was effective immediately.

Two parties to the CPUC investigation filed Applications for Rehearing by the CPUC of its treatment of the claims for compensation owed to the Company's customers. The CPUC's Division of Ratepayer Advocates filed a Petition for Modification of the CPUC's decision. In March 1994 the CPUC denied these requests. One of these parties further stated that if it were unsuccessful with the CPUC it would seek review by the California Supreme Court. In the event the California Supreme Court were to review and reverse the CPUC's decision, no assurance can be given that the CPUC might not reach a new decision materially less favorable to Telesis or AirTouch with respect to the compensation issues. In addition, a substantial period of time could elapse before final resolution of these issues should a review be granted. The Company believes that the California Supreme Court will deny a review.

Upon the spin-off of AirTouch, Telesis and AirTouch will have no common directors, officers or employees. Philip J. Quigley will become Chairman and Chief Executive Officer of the Corporation and will remain as President and Chief Executive Officer of the Company. Sam Ginn, currently Chairman and
Chief Executive Officer of the Corporation, will leave Telesis but will continue as Chairman and Chief Executive Officer of AirTouch.

Pacific Bell Directory

Pacific Bell Directory ("Directory") is a publisher of the Company's SMART Yellow Pages(R). Directory is the oldest and largest publisher of directory information products in California and is among the largest Yellow Pages publishers in the United States. Directory has enhanced the content, organization and visual appeal of the local information in its directories and improved other features to make the SMART Yellow Pages even more helpful and easier to use. Most recently, a "Government Officials" section was added that contains the names, address, telephone numbers and photographs of elected officials, along with a map identifying congressional and state representative boundaries. An audiotext feature called "Local Talk" is planned for 60 markets statewide by the end of 1994. In addition, government, business and residential listings have been divided into separate sections in the White Pages for faster accessibility, with colored tabs on the outer edges of the pages identifying each section. As part of its ongoing small business advocacy efforts, Directory also produces Small Business Success in partnership with the U.S. Small Business Administration. Small Business Success is an annual publication now in its seventh year that addresses subjects of critical importance to entrepreneurs.

Pacific Bell Information Services

Effective January 1, 1993, the Company transferred its Information Services Group to Pacific Bell Information Services ("PBIS"). PBIS provides business and residential voice mail and other selected information services. Current products include The Message Center for home use, Pacific Bell Voice Mail for businesses, and Pacific Bell Call Management, a service that routes incoming business calls and connects computer data bases to answer routine customer questions. (See "Information Services Subsidiary" in Item 7 below, "Management's Discussion and Analysis of Results of Operations" ("MD&A") for discussion of CPUC proceeding concerning PBIS).

RESEARCH AND DEVELOPMENT

Bell Communications Research, Inc. ("Bellcore") furnishes the BOCs, including the Company, with technical and consulting assistance to support their provision of exchange telecommunications and exchange access services. Each of the other six RHCs or their BOCs, including the Company, holds one-seventh of the voting stock of Bellcore, which serves as a central point of contact for coordinating the efforts of the RHCs in meeting the national security and emergency preparedness requirements of the federal government. In addition, the Company conducts research and development internally. The Company has spent approximately $25 million, $30 million and $30 million in 1993, 1992 and 1991, respectively, on research and development activities.

FINANCING ACTIVITIES

In 1993, the Company redeemed $2.55 billion and issued $2.65 billion of long-term debt. As of December 31, 1993, the Company had remaining authority to issue up to $1.25 billion in long- and intermediate-term debt pursuant to a CPUC order issued in September 1993. As of December 31, 1993, the Company had authority to issue up to $650 million in long- and intermediate-term debt through a shelf registration statement on file with the Securities and Exchange Commission (the "SEC"). Proceeds from debt issuances in 1993 and future issuances will be used to refund maturing debt and to refinance other debt issues. Effective April 23, 1993, AT&T redeemed $300 million in long-term debt for which the Company was a secondary obligor. This debt was assumed by AT&T at divestiture. Additional discussion of the Company's financing activities is in Note F to the Consolidated Financial Statements below.

The following are bond and commercial paper ratings for the Company:

                                                          |   Long- and
                                                          |Intermediate-Term
                                   Commercial Paper       |      Debt
- ----------------------------------------------------------|-----------------
                                                          |
                                          Pacific         |     Pacific
                                            Bell          |       Bell
- ----------------------------------------------------------|-----------------
Moody's Investors Service, Inc.            Prime-1        |       Aa3
Standard & Poor's Corporation                A-1+         |       AA-
Duff and Phelps, Inc.                      Duff 1+        |       AA
- -----------------------------------------------------------------------------

No recapitalization of the Company is planned as a result of Telesis' spin-off of AirTouch. After the Telesis Board announced its decision in December 1992 to spin off AirTouch and its wireless operations, Duff and Phelps, Inc. ("D&P") reaffirmed its rating of the Company's debt. Standard & Poor's ("S&P") affirmed its rating on the commercial paper programs and the Company's outstanding long-term debt of the Company. S&P also revised its ratings outlook for the Company's long-term debt from "stable" to "positive." Additionally, Moody's stated that the Company's debt rating is unlikely to be affected by the spin-off.

The ratings noted above reflect the views of the rating agencies; they should be evaluated independently of one another and are not recommendations to buy, sell or hold the securities of the Company. There is no assurance that such ratings will continue for any period of time or that they will not be changed or withdrawn.

PRINCIPAL SERVICES:

Significant components of the Company's operating revenues are depicted in the chart below:
                                              % of Total Operating Revenues
                                              -----------------------------
Revenues by Major Category                       1993              1992
- ---------------------------------------------------------------------------
Local Service
    Recurring ..............................      22%                21%
    Other Local ............................      17%                17%

Network Access
    Carrier Access Charges .................      18%                18%
    End User & Other .......................       7%                 7%

Toll Service*
    Message Toll Service....................      21%                20%
    Other...................................       2%                 4%

Other Service Revenues
    Directory Advertising ..................      11%                11%
    Other ..................................       4%                 4%

Uncollectibles                                    (2%)               (2%)
                                               ------              ------
TOTAL ......................................     100%               100%
===========================================================================
* Percentages for 1993 are not comparable to prior year's percentages due to reclassifications in the current presentation.

The percentages of total operating revenues attributable to interstate and intrastate telephone operations are displayed below:

                                              % of Total Operating Revenues
                                              -----------------------------
                                                1993                1992
- ---------------------------------------------------------------------------
Interstate telephone operations ............     18%                 18%
Intrastate telephone operations ............     82%                 82%
                                               ------              ------
TOTAL ......................................    100%                100%
===========================================================================
As of December 31, 1993 about 33 percent of the network access lines of the Company were in Los Angeles and vicinity and about 25 percent were in San Francisco and vicinity. The Company provided approximately 77 percent of the total access lines in California on December 31, 1993. The Company does not furnish local service in certain sizeable areas of California which are served by non-affiliated telephone companies.

MAJOR CUSTOMER

Payments from AT&T for access charges and other services accounted for 11 percent of the Company's operating revenues during 1993. No other customer accounted for more than 10 percent of the Company's operating revenues in 1993.

STATE REGULATION

As a provider of telecommunications services in California, the Company is subject to regulation by the CPUC with respect to intrastate rates and services, the issuance of securities and other matters.

The CPUC adopted a new regulatory framework, which is a form of "price cap" or "incentive" regulation, for the Company and one other large local exchange carrier in California in October 1989. The authorized market-based rate of return under the CPUC's new regulatory framework is 11.5 percent. If the Company's rate of return exceeds 13 percent, earnings above the 13 percent benchmark must be shared 50-50 with customers. Earnings above 16.5 percent must be returned 100 percent to customers. The third phase of the CPUC's ongoing investigation into alternative regulatory frameworks has addressed competition for intra-service area toll and related services. The CPUC's formal authorization of competition into the Company's intra-service area toll market is expected in 1994. (See "Toll Services Competition" below.)

Under incentive-based regulation, the CPUC requires the Company to submit an annual price cap filing to determine prices for categories of services for each new year. Price adjustments reflect the effects of any change in the Gross National Product Price Index ("GNPPI") less 4.5 percent, the productivity factor established by the CPUC under the new incentive regulation. The annual price adjustments also reflect the effects on the Company's costs of exogenous events beyond its control. In December 1993, the CPUC approved the Company's annual price cap filing for 1994 in which the Company had proposed a $105 million rate reduction. This reduction includes a decrease of $85 million because the 4.5 percent productivity factor of the price cap formula exceeded the increase in the GNPPI by 1.3 percent. The filing also included several additional factors which will decrease revenues* by an additional $20 million.

In 1992, the CPUC began its scheduled review of the current incentive-based regulatory framework. Among other issues, this review has examined elements of the price cap formula, including the productivity factor and the benchmark rate of return on investment adopted in the 1989 New Regulatory Framework ("NRF") order. The Company proposed no significant changes to the new framework because its experience to date suggests that it is working as intended.



- ----------------

* Unless otherwise indicated, revenue changes from CPUC price cap orders are estimated on an annual basis and may be more or less than the amount ordered, due to later changes in volumes of business.

In March 1994, a CPUC Administrative Law Judge issued a proposed decision in the NRF review. The proposed decision would eliminate an element of the regulatory framework which requires equal sharing with customers of earnings exceeding a benchmark rate of return. Earnings above a rate of return of
16.5 percent would continue to be returned to customers. The proposed decision also recommends increasing the productivity factor of the price cap formula from 4.5 percent to 6.0 percent for the period 1994 through 1996. If adopted by the CPUC, the change in the productivity factor would reduce annualized revenues by approximately $100 million each year through 1996. The Company plans to file comments objecting to the proposed increase in the productivity factor. The Company is unable to predict the final outcome of these proceedings or the effective date of any rate reductions.

In August 1993, the CPUC issued a proposal to allow competition in the provision of intrastate switched transport services. The CPUC proposes to allow competitors to locate transmission facilities in the Company's central offices; adopt a new transport rate structure that includes pricing flexibility for dedicated traffic; and authorize competition for switched transport services within the state. Revenues from intrastate switched transport services represent approximately four percent of the Company's total revenues. The Company is unable to predict the outcome of this proceeding.

In April 1993, the CPUC initiated an investigation to establish a framework to govern open network access; i.e., access to so-called "bottleneck" services. The CPUC proposes to adopt specific requirements for the unbundling and nondiscriminatory provision of functions underlying services provided by dominant telecommunications providers. Functions considered bottleneck and subject to open access for competitive telecommunications providers include all transport, switching, call processing and call management. In comments filed in February 1994, the Company urged the CPUC to recognize that widespread competition exists throughout the telecommunications industry and asked the CPUC to consider rules for local competition immediately.

The Company's proposal calls for the separation of the loop (the telephone line between a customer's location and the telephone company's central office) from the switch (the central office equipment that selects the paths to be used for transmission of information.) The Company has filed an application for authority to conduct tests and trials with a variety of industry participants to test the feasibility of unbundling the loop from the switch and of various points of interconnection. The trials would allow competitors to connect to the Company's network to carry calls. Eventually, customers would be able to decide whether they want the Company to provide all of their telecommunications services, including local service, or if they want to subscribe to another provider for dialtone and other services. The Company also believes it should be given the opportunity to compete in other markets, such as long-distance, cable television programming and manufacturing. The Company's entry into these markets would benefit consumers by providing them alternatives to existing sources of products and services. The Company is unable to predict the outcome of this proceeding.

In December 1993, the CPUC released a report to the Governor proposing streamlined regulation of telecommunications companies. The report states that the benefits of deregulation and fostering advanced telecommunications in California would be substantial. It predicts that expanded use of telecommunications will create new products, services and job opportunities, and could increase the productivity of the state's businesses.

The CPUC proposes that within the next year California should: streamline regulation where markets are workably competitive; continue the CPUC's focus on consumer protection in all markets; develop policies and partnerships that encourage consumer demand and the increased use of advanced telecommunications networks; and, establish a grant program to enhance development and use of advanced telecommunications in schools and libraries. The report recommends that disincentives to investments (such as the current cap on earnings and sharing mechanisms) be removed, that restrictions on the Company's ability to provide certain services be removed and that interconnection and interoperability among competing networks be required to expand customer choice.

Additionally, the CPUC proposed that within three years California open all markets to all competitors, thereby making the state an "open competition zone." It would also restructure universal service funding, and gradually redefine the concept of basic service to ensure that all residents benefit from advanced telecommunications technologies. In addition, it would make digital access to networks available as a prelude to making switched video and mobile services available throughout the state by the end of the decade.

By opening markets to competition, the policies proposed by the CPUC would increase demand for and stimulate the private development of new types of telecommunications and video services, bringing innovative new products into businesses, homes, and communities. Various elements of these proposals require consideration by the California Legislature as well as formal review by the CPUC.

The Company continues to support changes in public policy and regulation that will allow it to offer the products and services that customers want.

Discussion of other CPUC proceedings, including regulatory and ratemaking treatment for postretirement benefits in connection with the adoption of Financial Accounting Standard No. 106, and the limited rehearing of a decision involving certain erroneous late payment charges, is included in Item 7 below, MD&A.

FEDERAL REGULATION

The Company is subject to the jurisdiction of the Federal Communications Commission (the "FCC") with respect to interstate access charges and other matters. The FCC prescribes a Uniform System of Accounts and interstate depreciation rates for operating telephone companies. The FCC also prescribes "separations procedures," which are the principles and standard procedures used to separate plant investment, expenses, taxes and reserves between those applicable to interstate services under the jurisdiction of the FCC, and intrastate services under the jurisdiction of state regulatory authorities. The Company is also required to file tariffs with the FCC for the services it provides. In addition, the FCC establishes procedures for allocating costs and revenues between regulated and unregulated activities.

Beginning in 1991, the FCC adopted a price cap system of incentive-based regulation for local exchange carriers. The Company's access rates were retargeted to a new 11.25 percent rate of return on rate base assets. The FCC's price cap system provides a formula for adjusting rates annually for changes in the GNPPI, less a productivity factor, and changes in certain costs that are triggered by administrative, legislative or judicial action beyond the control of the local exchange carriers.

The FCC's price cap plan allows the Company to choose between two productivity offset factors of 3.3 or 4.3 percent on an annual basis. This choice affects both the sharing threshold and the threshold above which all earnings must be returned to customers. In its third annual access filing, the Company again chose the productivity factor of 3.3 percent, which the FCC approved in June 1993. This choice sets the benchmark rate of return for sharing of earnings at 12.25 percent. If earnings for 1993 are determined to exceed this threshold, the Company must share the excess earnings with customers. Earnings above 16.25 percent must be returned entirely to customers. New annual access rates became effective July 1, 1993. The Company's access rates were decreased by $17 million for the 12 months July 1993 through June 1994. The reductions reflect the net effects of inflation, productivity gains and other required cost adjustments.

In February 1994, the FCC issued a notice of proposed rulemaking to review its "price cap" alternative regulatory framework. Parties, including the Company, will file comments with the FCC in April 1994. The FCC is looking for comments on three main sets of issues: (1) refining the goals of price caps to better meet the public interest and the purposes of the Communications Act;
(2) whether to revise the current plan (which became effective January 1, 1991) to help it better meet the FCC's goals, or to adjust the plan to changes in circumstances; and (3) possible transition from the baseline price cap plan toward reduced or streamlined regulation of services by local exchange carriers ("LECs") as competition grows.

The FCC released a Notice of Inquiry in December 1991 "to open public debate on the interrelationship of Open Network Architecture with emerging network design" and to gather information on future network capabilities. The FCC stated that its goal is to encourage development of future local exchange networks that are as open, responsive and procompetitive as possible, consistent with the FCC's other public interest goals. The Company filed comments on March 3, 1993, stating that market forces must drive network evolution. In August 1993, the FCC issued a notice of proposed rulemaking to require Tier I local telephone companies implementing intelligent networks to offer third party mediated access to their networks. In comments filed with the FCC, the Company asserted that access to intelligent networks should not be mandated because market forces are sufficient to bring about open access.

Effective in June 1993, the FCC ordered expanded network interconnection for interstate special access services. Special access services are used primarily by large businesses to connect to their branch offices or to interexchange carriers. The decision requires large LECs, including the Company, to offer expanded interconnection to customers, including other access providers. The decision permits these customers to locate their transmission facilities in the LECs' central offices.

The FCC granted additional, but limited, pricing flexibility to the LECs to respond to the increased competition that will result. Along with other LECs, the Company has filed a petition for review of this FCC decision with the U.S. Court of Appeals for the D.C. Circuit. We are unable to predict the outcome of this appeal. The Company currently has orders from Competitive Access Providers to locate facilities in more than 20 of its central offices, with more requests expected to follow. Interstate special access revenues subject to increased competition represent less than three percent of the Company's total revenues.

Effective in February 1994, the FCC ordered LECs, including the Company, to provide all interested customers, including competitors, with expanded interconnection for interstate switched transport services. The LECs must allow interconnectors to physically locate their transmission facilities in the LECs' central offices, and certain other LEC locations, in order to terminate their own switched transport facilities. Along with other LECs, the Company has filed a petition for review of this FCC decision with the U.S. Court of Appeals for the D.C. Circuit. The Court has held this case in abeyance pending the Court's decision in the appeal of the FCC's special access collocation order. Switched transport services help connect a business or residential customer with an interexchange carrier. One of the FCC's goals is to promote increased competition for these services. The FCC also granted additional, but limited, pricing flexibility for these services so that the LECs can better respond to the competition that will result. Revenues from interstate switched transport services represent approximately three percent of the Company's total revenues. Rates reflecting the new rules became effective in early 1994.

To facilitate expanded interconnection for switched transport services, the FCC ordered a new interim rate structure effective December 1993. Under the new structure, interexchange carriers pay different rates based on volume, distance and other factors. The FCC intends these interim rates to be revenue neutral. The Company and others have petitioned the FCC for reconsideration of this decision, contending that the interim rate structure will cause revenue losses. The Company is unable to predict the outcome of this proceeding.

In August 1992, the FCC modified its rules to permit LECs, including the Company, to provide a tariffed basic platform ("video dialtone") that will deliver video programming developed by others on a nondiscriminatory basis. (See "Video Services," below, for a discussion of the Company's four applications to provide video dialtone services.) The FCC's order has been appealed but the appeals are stayed pending the FCC's reconsideration decision. The FCC also recommended that Congress repeal the statutory cross-ownership restriction imposed on cable and telephone companies. Until Congress acts, additional services authorized by the FCC rules include video gateways, interactive enhanced services, video transport, video customer premises equipment, and billing and collection.

In July 1993, five of the RHCs, including the Corporation, filed a petition with the FCC asking for new rules governing the provision of long-distance services. The RHCs are currently prohibited from providing long-distance services by the terms of the Consent Decree. Even with a favorable ruling from the FCC, the RHCs must still obtain relief from the Consent Decree from Congress, or the courts, before providing long-distance services.

During 1993, the Company joined other members of the United States Telephone Association ("USTA") in a petition to the FCC to establish a rulemaking for the purpose of reforming regulation of interstate access services. USTA urges the FCC to address several major matters needing reform including existing subsidy funding and recovery mechanisms, the need for greater pricing flexibility as competition increases and the need to revise current price cap rules.

NEW TECHNOLOGY AND ADVANCED SERVICES

The Company continues to modernize and expand its telephone networks to meet customer demands for faster and more reliable services as well as demands for new products and services. New technologies being deployed include optical fiber, digital switches and Signaling System 7 ("SS-7"). Digital switches and optical fiber, a technology using thin filaments of glass or other transparent materials to transmit coded light pulses, greatly increase the capacity and reliability of transmitted data while reducing maintenance costs. SS-7 permits faster call setup and new custom calling features. Investments in key technologies are summarized in Item 7 below, MD&A.

SS-7 has made it possible for the Company to offer many new custom calling features, subject to regulatory approvals. New custom calling features include call return, priority ringing, call trace and other Custom Local Area Signaling Services ("CLASS"). The Company began offering priority ringing, repeat dialing and select call forwarding services in selected areas in 1992. The Company introduced call trace, call screen and call return services in 1993. Over half a million customers subscribed to these new services in 1993. The Company will introduce additional features and expand the availability of the "CLASS" Services in 1994. However, as a result of a CPUC decision in November 1992, the Company has decided not to offer caller identification ("Caller ID"). The stringent number blocking requirements placed on the service by the CPUC prevent the Company from offering customers a viable service at a reasonable price. The Company continues to work with the CPUC in this area, with the goal of providing California customers the benefits of Caller ID service. In March 1994, the FCC adopted free per call blocking as the national standard for the offering of Caller ID on interstate calls, effective April, 1995.

The  Company,   either  directly  or  through  its  subsidiary,  Pacific  Bell
Information Services, also offers voice mail, electronic messaging and interactive voice response services. (See "Pacific Bell Information Services," above.) Other enhanced services may be offered in the future. The Company does not expect revenues from enhanced services to have a material effect on reported earnings in 1994 but the new services are expected to increase the use of the Company's network.

In November 1993, the Company announced a capital investment plan totaling $16 billion over the next seven years to upgrade its core network infrastructure and to begin building California's "communications superhighway." This will be an integrated telecommunications, information and entertainment network providing advanced voice, data and video services. Using a combination of fiber optics and coaxial cable, the Company expects to provide broadband services to more than 1.5 million homes by the end of 1996 and more than 5.0 million homes by the end of the decade. As part of its current plan, the Company has made purchase commitments totaling nearly $600 million in accordance with its previously announced $1 billion program for deploying an all digital switching platform with ISDN (Integrated Services Digital Network) and SS-7 capabilities. The advanced network will make possible capital and operational cost savings, service quality improvements and new revenues from the array of new service possibilities. The offering of any new advanced services will depend upon their economic and technological feasibility. Construction of the portions of the network that are not video-specific will begin early in the second quarter of 1994. (See "Video
Services," below.) The network should be capable of offering fully interactive digital telephone services by the end of 1996.

In order to offer the new products and services customers want, the Company has been making substantial investments to improve its telephone network. During 1993, the Company invested $1.8 billion in its network.

Capital expenditures in 1994 for the Company are forecast to be $1.8 billion including $1,111 million for projects designed to generate revenues and $580 million for projects designed to reduce costs. Capital expenditures under the Company's seven year investment plan are not expected to increase until 1996 due to the timing of capital expenditures associated with the construction of the broadband network.

CHANGING INDUSTRY ENVIRONMENT

The new information services industry is being shaped by advances in digital and fiber-optic technologies that will make possible the provision of interactive broadband services by the Company as well as others. Although the convergence of the telecommunications, computer and video industries will bring further competition, it also should mean unprecedented reasons to enter new businesses from which we have been barred historically. The Clinton administration has indicated it will support legislation to remove many of the legal restrictions that have prevented telephone companies from offering video services. The administration has also indicated it will support the removal of restrictions which prevent the RHCs from providing long-distance services. Similar proposals have been made by the CPUC to the Governor of California. The public policy initiatives discussed below will determine the terms and conditions under which the Company may offer new services in this dynamic marketplace.

Video Services

As described above, the FCC currently permits LECs, including the Company, to provide a tariffed basic platform that will deliver video programming developed by others ("video dialtone") and to provide certain other services to customers of this basic platform. In December 1993, the Company filed an application with the FCC seeking authority to offer video dialtone services in specific locations in four of its service areas: the San Francisco Bay Area;

Los Angeles; San Diego; and Orange County. The advanced integrated broadband telecommunications network which the Company plans to build over the next seven years will be capable of delivering an array of services including traditional voice, data and video services. Once FCC approval is obtained, the Company will deploy the video exclusive components of the advanced network.

In addition to providing advanced telecommunications services, the new network will also serve as a platform for other information providers, and will offer customers an alternative to existing cable television providers. The integrated network is also expected to spur the development of new interactive consumer services in education, entertainment, government and health care.

In November 1993, the Corporation sued to overturn the 1984 Cable Act provision barring telephone companies from providing video programming in their own service areas. The Cable Act bars telephone companies from having more than a de minimis ownership stake in video programming services, although it permits them to carry other companies' programs. The Company believes that video programming is a form of speech protected by the First Amendment of the United States Constitution. If the suit is successful, the Corporation plans to begin providing programming in California as soon as Pacific Bell's video dialtone network is deployed.

In November 1993, legislation was introduced in Congress that would permit LECs, including the Company, to provide video programming to subscribers in their own service areas, subject to separate subsidiary requirements and other safeguards. The legislation would also permit competition in the provision of local telephone service and allow access to LEC facilities by competitors.

In January 1994, Pacific Telesis Video Services, a newly created Pacific Telesis subsidiary, announced an advanced interactive television services trial with AT&T that will test consumer acceptance of sophisticated services such as multi-player games, interactive home shopping and educational programs, movies-on-demand, and time-shifted television programs. PTVS will purchase transport from the Company when video dialtone tariffs are approved.

Electronic Publishing Services

In November 1993, legislation was introduced in Congress that would simplify the procedures under which BOCs may seek relief from provisions of the Consent Decree. However, the bill would also impose stringent separate subsidiary requirements on RHC electronic publishing ventures. In November 1993, the Company filed an application with the CPUC stating its intent to enter the electronic publishing business, either by itself or through an affiliate.

Personal Communications Services

In October 1993, the FCC issued an order allocating radio spectrum and setting forth licensing requirements to provide PCS. PCS relies on a network of transceivers that may be placed throughout a neighborhood, business complex or community to provide customers with mobile voice and data communications. The FCC established two different sizes of service areas nationwide for PCS:
47 large areas referred to as Major Trading Areas ("MTAs") and 487 smaller areas. The MTA licenses are for 30 megahertz of spectrum. In any given area, there will be as many as seven licenses, including two MTA licenses. Most of the licenses will be awarded by competitive bidding in auctions expected in late 1994 or early 1995. The Corporation plans to aggressively pursue PCS licenses at these auctions and is well-placed to be part of the expected multi-billion dollar market for PCS. (See discussion of the FCC's award of pioneer preferences for PCS in Item 7 below, MD&A.)

A wholly owned subsidiary of Telesis, Telesis Technologies Laboratory, Inc. ("TTL"), has been conducting PCS experiments and investigating various technological issues under an experimental license granted by the FCC. With a spin-off of AirTouch, Telesis will be eligible to bid on PCS licenses in the service areas of the Company.

Some of the assets that have been engaged in PCS research and development work were transferred to AirTouch in late 1993 in accordance with the terms of the Separation Agreement between Telesis and AirTouch. The Company will form a new subsidiary to receive the remaining assets of TTL that have been engaged in PCS research and development work. It will provide PCS services if Telesis wins a license at auction.


COMPETITION

Regulatory, legislative and judicial actions since the Consent Decree, as well as advances in technology, have expanded the types of available communications services and products and the number of companies offering such services. Various forms of competition are growing steadily and are already having a significant effect on the Company's earnings. An increasing amount of this competition is from large companies with substantial capital, technological and marketing resources. There is also increased competition among existing and new common carriers, including subsidiaries of the RHCs and AT&T, for the provision of voice and data communications services.

Toll Services Competition

In 1993, the CPUC continued Phase III of its ongoing investigation into alternative regulatory frameworks (See "State Regulation" above). In Phase III, the CPUC is considering how to lift its current ban on intra-service area competition for toll and toll-related services and how to rebalance the Company's rates.

In September 1993, the CPUC announced a decision providing that, beginning in 1994, long-distance and other telecommunications companies would be allowed to compete with the Company and other local telephone companies in providing toll service, among other services. The decision would have also lowered local exchange company toll and switched access rates, while increasing basic rates, bringing each closer to cost. Other rates would have also changed. Overall, the CPUC's order was intended to be revenue neutral; that is, the effect of rate decreases would be offset by the effect of rate increases.

In October 1993, the CPUC rescinded its September decision after questions were raised about its decision-making process. The CPUC has requested additional comments on its original decision. The Company expects a final decision in 1994, but is unable to predict the revenue impacts of the decision and the increased competition that will follow. In a future proceeding, the CPUC intends to address whether to require LECs to provide a way for customers to presubscribe to their carrier of choice for intra-service area toll services.

In 1993, the Company experienced a decline in revenues from services subject to competition, while revenues from other services continued to grow. The total impact of competition on revenues, however, cannot be quantified separately from the effects of the recession in California. (See "California Economy" in Item 7 below, MD&A.)

Interstate Special Access Competition

Expanded interconnection for interstate special access services became effective on June 16, 1993. Special access services are used primarily by large businesses to connect to their branch offices or to connect directly to interexchange carriers. Expanded interconnection allows customers, including other access providers, to collocate their transmission facilities in an LEC central office. This allows interexchange carriers ("IECs") to choose among competing providers for transport into the LECs' central offices. (See "Federal Regulation" above.)

Switched Transport Competition

Effective February 15, 1994, expanded interconnection became available for the transport portion of interstate switched access services under similar price, terms and conditions as for special access services. Switched access services link IECs with most residential and business customers.

In recognition of the local transport competition which exists today and the increased competition that will result from expanded interconnection, the FCC has approved limited rate deaveraging by zones of central offices and volume and term discounts for LEC access transport services, once certain conditions are met.

In August 1993, the CPUC also issued a proposal to allow competition in the provision of intrastate switched transport services. The CPUC proposes to allow competitors to locate transmission facilities in the Company's central offices; adopt a new transport rate structure that includes pricing flexibility for dedicated traffic; and authorize competition for switched transport services within the state. (See "State Regulation" and "Federal Regulation" above.)

Open Network Access/Local Competition

Early in 1993, the CPUC initiated a rulemaking proceeding and set forth a number of proposed policies, rules and issues for comment on ways to establish a receptive environment for competitive providers of telecommunications services. The rulemaking focuses on one approach: Requiring local exchange carriers to unbundle "bottleneck" elements of their network and make those elements available to unaffiliated providers on an open and non-discriminatory basis.

The Company's response to this rulemaking urges the CPUC to examine the full set of issues that result from a competitive local exchange market. Among such issues are: the need to establish a new universal service mechanism that spreads the subsidy burden to all telecommunications providers, to reform pricing rules to be consistent with increasing competition, to remove entry barriers including current in-state long distance restrictions on the Company, to remove investment disincentives such as sharing and to establish standards for interconnection, interoperability and unbundling of essential facilities that apply to all competing networks and not just those of the LECs. (See "State Regulation" above.)

Bypass

Artificially  high  prices for  toll and  access  services create  an economic incentive for large business users (and IECs) to use alternative communications systems capable of originating and/or terminating calls and thus bypass the local exchange network. This bypass reduces the revenues that the Company collects from toll and access services to support the total costs of the local exchange network and increases the amounts the Company has to recover from other services, notably basic exchange services. The Company is unable to determine precisely to what extent bypass has occurred and may continue to occur in the future. (See preceding sections, from "Toll Services Competition" through "Open Network Access/Local Competition" above.)

To reduce the threat of bypass of the local network, the Company has strongly supported the use of cost-based pricing policies before both its state regulatory commission and the FCC. (See "State Regulation" and "Federal Regulation" above.)

Centrex

The Company provides Centrex service to business customers in California. Centrex is a central office-based switching system for customers who require sophisticated call transport and management capabilities as part of their business communication systems. Businesses not using Centrex service generally use Private Branch Exchange ("PBX") and other systems provided by other companies. The Company offers Centrex by contract, as approved by the CPUC, as well as pursuant to tariff. The ability to offer Centrex by contract gives the Company pricing flexibility as well as the opportunity to tailor the specific features and conditions of a given transaction. The market for multi-line business telephone products is very competitive and includes large well-financed competitors.

Directory Publishing

Other producers of printed directories offer products that compete with certain Pacific Bell Directory SMART Yellow Pages products. Competitors include large companies that have significant resources. Competition is not limited to directory publishers, but includes newspapers, radio, television and increasingly, direct mail. In addition, new advertising and information products may compete directly or indirectly with the SMART Yellow Pages. The Company is unable to predict the extent to which these competitors may affect future revenues of the Company.

EMPLOYEES

As of December 31, 1993, the Company and its subsidiaries employed 54,026 persons. About 70 percent of the Company's employees are represented by unions. In September 1992, the unions which represent these employees ratified labor contracts for a three-year term. The agreements provide for a 12 percent increase in wages, including job upgrades and a 13 percent increase in pensions over the three-year term. In addition, the contracts include incentives for early retirement, enhanced employment security, improvements in work and family life benefits and increases in health and dental care coverage. In 1993, the Company reduced the number of employees by 1,516.

Looking ahead, the Company has begun a major effort to reengineer its internal business processes. This effort confronts an increasingly competitive and complex telecommunications environment by streamlining and consolidating operations, including business offices, network, installation and collection centers, as well as other facilities. As a result, the Company has announced a force reduction program that will result in a net reduction of 10,000 positions from 1994 through 1997. (See Item 7 below, MD&A, for discussion of related 1993 restructuring charge.) The Company has also deferred salary increases for all managers, including officers, for an indefinite period of time pending a review of 1994 business needs.

Item 2. Properties.

The  properties of  the  Company  do not  lend  themselves to  description  by character and location of principal units. At December 31, 1993, the percentage distribution of total telephone plant by major category for the Company was as follows:

Telephone Property, Plant and Equipment                             1993
- -------------------------------------------------------------------------
Land and buildings (occupied principally by central offices) .....

    10%

Cable and conduit ................................................   40%

Central office equipment .........................................   37%

Other ............................................................   13%
                                                                    ----
Total ............................................................  100%
=========================================================================

At December 31, 1993, the Company's central office equipment was utilized to approximately 90 percent of capacity.

Substantially all of the installations of central office equipment and administrative offices are in owned buildings on land held in fee. Many garages, business offices and telephone service centers are in rented quarters.

Item 3. Legal Proceedings.

Contingent Liabilities Related to Predivestiture Events

The Plan of Reorganization ("Plan") approved by the Court in connection with the Consent Decree provides for the recognition and payment of liabilities of the BOCs and AT&T (collectively, the former "Bell System") that are attributable to predivestiture events (including transactions to implement the divestiture), which were not certain and hence not recorded in the books of account until after divestiture. These contingent liabilities relate principally to litigation and other claims with respect to the Bell System's rates, taxes, contracts and torts (including business torts, such as alleged violations of the antitrust laws).

The Plan provides various rules for the sharing of such contingent liabilities among the BOCs and AT&T which have been followed since divestiture.

AT&T, its subsidiaries and the BOCs, including the Company, may have liability under the contingent liabilities provisions of the Plan in a number of tax matters relating to the audit by various taxing authorities of predivestiture periods and in a number of tort, contract and environmental proceedings relating to predivestiture Bell System operations. While complete assurance cannot be given as to the outcome of any litigation, with respect to such tax matters and tort, contract and environmental proceedings, in the opinion of the Company, the likelihood is remote that any liability resulting from them under the contingent liabilities provisions of the Plan would have a material effect on the reported earnings of the Company.

                                    PART II

Item  5.    Market for  Registrant's  Common  Equity  and Related  Stockholder
Matters.

The Company has  224,504,982 shares  of common stock  outstanding without  par
value.   Pacific  Telesis Group, incorporated  in 1983  under the  laws of the
State of Nevada, holds all the Company's outstanding shares.

Additional information about the Company's common shares and dividends paid thereon, is in the Consolidated Financial Statements under "Item 8. Financial Statements and Supplementary Data," incorporated herein by reference.

Item 7.  Management's Discussion and Analysis of Results of Operations.


OVERVIEW

Pacific Bell (the "Company"), a wholly owned subsidiary of Pacific Telesis Group (the "Corporation"), provides telecommunications services including local exchange, network access and toll services; directory advertising through its wholly owned subsidiary, Pacific Bell Directory ("Directory"); and selected information services through its wholly owned subsidiary, Pacific Bell Information Services ("PBIS").


PLANNED SPIN-OFF

To meet the challenges facing our industry, the Board of Directors (the "Board") of the Company's parent, Pacific Telesis Group, approved a plan in
December 1992 to spin off the Corporation's wireless operations. The Corporation will continue to own the Company and its directory publishing and information services subsidiaries, Nevada Bell, and several smaller diversified entities, including real estate assets. The Corporation will spin off AirTouch Communications ("AirTouch"), formerly PacTel Corporation, and its domestic and international operations as a separate entity. On March 10, 1994, the Board gave final approval to the spin-off of AirTouch. The spin-off will be effected April 1, 1994.

In November 1993, the California Public Utilities Commission (the "CPUC") adopted a decision permitting the spin-off to proceed (see "Pending Regulatory Issues" on page 40.) In connection with the separation, AirTouch completed an initial public offering in December 1993 of 14 percent of its common stock, raising about $1.5 billion. As of the spin-off date, the remaining 86 percent of AirTouch common stock currently held by the Corporation will be distributed to the Corporation's shareowners in proportion to their shares in the Corporation. Each shareowner will receive one share of AirTouch common stock for each Pacific Telesis Group share held prior to the spin-off. The Internal Revenue Service (the "IRS") has ruled that the distribution qualifies as a tax-free transaction to shareowners. The distribution will be accounted for as a stock dividend by the Corporation.

CHALLENGES

The Company is facing difficult challenges ahead -- increasing competition for existing services; a changing environment for the provision of new services; and the stagnant California economy. These challenges, along with our strategies to remain the customer's choice, are discussed below.

o   Competition
    -----------

The most significant challenge facing the Company in 1994 is increasing competition for existing services. The Company welcomes the opportunity to compete if public policies allow for a level playing field. Although facing increased competition, the Company expects to be a strong competitor in terms of price, service, and use of advanced technologies. Revenues from the services discussed below will be subject to increased competition.

Toll Services Competition

In  September  1993,  the CPUC  announced  a  decision  in  Phase III  of  its investigation into alternative regulatory frameworks for local exchange carriers in California. The decision provided that, beginning in 1994, long distance and other telecommunications companies would be allowed to compete with the Company and other local telephone companies in providing toll service, among other services. The decision would have also lowered local exchange company toll and switched access rates, while increasing basic rates, bringing each closer to cost. Other rates would have also changed. Overall, the CPUC's order was intended to be revenue neutral; that is, the effect of rate decreases would be offset by the effect of rate increases.

In October 1993, the CPUC rescinded its September decision after questions were raised about its decision-making process. The CPUC has requested additional comments on its original decision. The Company expects a final decision in 1994, but is unable to predict the revenue impacts of the decision and the increased competition that will follow. The CPUC intends to address, in a future proceeding, whether to require LECs to provide presubscription for intra-service area toll services.

Interstate Special Access Competition

Effective in June 1993, the Federal Communications Commission (the "FCC") ordered expanded network interconnection for interstate special access services. Special access services are used primarily by large businesses to connect to their branch offices or to interexchange carriers. The decision requires large local exchange carriers ("LECs"), including the Company, to offer expanded interconnection to customers, including other access providers. The decision permits these customers to locate their transmission facilities in the LEC's central offices. Along with other LECs,the Company has filed a petition for review of this FCC decision with the U.S. Court of Appeals for the D.C. Circuit. The Company is unable to predict the outcome of this appeal. The Company currently has orders from Competitive Access Providers to locate facilities in at least 20 of its central offices, with more requests expected to follow. The FCC also granted additional, but limited, pricing flexibility to the LECs to respond to the increased competition that will result. Interstate special access revenues subject to increased competition represent less than three percent of total revenues.

Switched Transport Competition

Effective in February 1994, the FCC ordered LECs, including the Company, to provide all interested customers, including competitors, with expanded interconnection for interstate switched transport services. The LECs must allow interconnectors to physically locate their transmission facilities in the LECs' central offices, and certain other LEC locations, in order to terminate their own switched transport facilities. Along with other LECs, the Company has filed a petition for review of this FCC decision with the U.S. Court of Appeals for the D.C. Circuit. The Court has held this case in abeyance pending the Court's decision in the appeal of the FCC's special access collocation order. Switched transport services help connect a business or residential customer with an interexchange carrier. One of the FCC's goals is to promote increased competition for these services. The FCC also granted additional, but limited, pricing flexibility for these services so that the LECs can better respond to the competition that will result. Revenues from interstate switched transport services represent approximately three percent of total revenues. Rates reflecting the new rules became effective in early 1994.

To facilitate expanded interconnection for switched transport services, the FCC ordered a new interim rate structure effective December 1993. Under the new structure, interexchange carriers pay different rates based on volume, distance and other factors. The FCC intends these interim rates to be revenue neutral. The Company and others have petitioned the FCC for reconsideration of this decision, contending that the interim rate structure will cause revenue losses. The Company is unable to predict the outcome of this proceeding.

In August 1993, the CPUC issued a proposal to allow competition in the provision of intrastate switched transport services. The CPUC proposes to allow competitors to locate transmission facilities in the Company's central offices; adopt a new transport rate structure that includes pricing flexibility for dedicated traffic; and authorize competition for switched transport services within the state. Revenues from intrastate switched transport services represent approximately four percent of total revenues. The Company is unable to predict the outcome of this proceeding.

Open Network Access/Local Competition

In April 1993, the CPUC initiated an investigation to establish a framework to govern open network access; i.e., access to services labeled "bottleneck." The CPUC proposes to adopt specific requirements for the unbundling and nondiscriminatory provision of functions underlying services provided by dominant telecommunications providers. Functions considered bottleneck and subject to open access for competitive telecommunications providers include all transport, switching, call processing and call management. In comments filed in February 1994, the Company urged the CPUC to recognize that widespread competition exists throughout the telecommunications industry and asked the CPUC to consider rules for local competition immediately.

The Company's proposal calls for the separation of the loop (the telephone line between a customer's location and the telephone company's central office) from the switch (the central office equipment that selects the paths to be used for transmission of information). Pacific Bell has filed an application for authority to conduct tests and trials with a variety of industry participants to test the feasibility of unbundling the loop from the switch and of various points of interconnection. The trials would allow competitors to connect to the Company's network to carry calls. Eventually, customers would be able to decide whether they want the Company to provide all of their telecommunications services, including local service, or if they want to subscribe to another provider for dialtone and other services. The Company also believes it should be given the opportunity to compete in other markets, such as long-distance, cable television programming and manufacturing. This could bring great benefits to consumers by offering additional alternatives. The Company is unable to predict the outcome of this proceeding.

Streamlined Regulation in California

In December 1993, the CPUC released a report to the Governor proposing streamlined regulation of telecommunications companies. The report states that the benefits of deregulation and fostering advanced telecommunications in California would be substantial. It predicts that expanded use of telecommunications will create new products and services, new job opportunities and could increase the productivity of the state's businesses. The CPUC proposes that within the next year California should: streamline regulation where markets are workably competitive; continue the CPUC's focus on consumer protection in all markets; develop policies and partnerships that encourage consumer demand and the increased use of advanced telecommunications networks; and, establish a grant program to enhance development and use of advanced telecommunications in schools and libraries. The report recommends that disincentives to investments (such as the current cap on earnings and sharing mechanisms) be removed, that restrictions on the Company's ability to provide certain services be removed and that interconnection and interoperability among competing networks be required to expand customer choice.

Additionally, the CPUC proposed that within three years California open all markets to all competitors, thereby making the state an "open competition zone." It would also restructure universal service funding, and gradually redefine the concept of basic service to ensure that all residents benefit from advanced telecommunications technologies. In addition, it would make digital access to networks available as a prelude to making switched video and mobile services available throughout the state by the end of the decade.

By opening markets to competition, the policies proposed by the CPUC would increase demand for and stimulate the private development of new types of telecommunications and video services, bringing innovative new products into businesses, homes, and communities. Various elements of these proposals require consideration by the California Legislature as well as formal review by the CPUC.

The Company continues to support changes in public policy and regulation that will allow it to offer the products and services that our customers want.

o   Changing Industry Environment
    -----------------------------

Another challenge facing the Company is the accelerating convergence of the telecommunications, computer and video industries. The new information services industry is being shaped by advances in digital and fiber-optic technologies that will make possible the provision of interactive broadband services by the Company as well as others. Although this convergence will bring further competition, it also should mean unprecedented reasons to enter new businesses from which we have been barred historically. The Clinton administration has indicated it will support legislation to remove many of the legal restrictions that have prevented telephone companies from offering video services. The administration has also indicated it will support the removal of restrictions which prevent the Regional Holding Companies ("RHC"s) from providing long-distance services. Similar proposals have been made by the CPUC to the Governor. The public policy initiatives discussed below will determine the terms and conditions under which the Company may offer new services in this dynamic marketplace.

Video Services

The FCC currently permits LECs, including the Company, to provide a tariffed basic platform that will deliver video programming developed by others ("video dialtone") and to provide certain other services to customers of this basic platform. Services authorized by the current FCC rules are primarily limited to video gateways, video customer premises equipment, and billing and collection. In December 1993, the Company filed an application with the FCC seeking authority to offer video dialtone services in specific locations in four of its service areas: the San Francisco Bay Area; Los Angeles; San Diego; and Orange County. The advanced integrated broadband telecommunications network which the Company plans to build over the next seven years will be capable of delivering an array of services including traditional voice, data and video services. Once FCC approval is obtained, the Company will deploy the video exclusive components of the advanced network.

In addition to providing advanced telecommunications services, the new network will also serve as a platform for other information providers, and will offer customers an alternative to existing cable television providers. The integrated network is also expected to spur the development of new interactive consumer services in education, entertainment, government and health care.

In November 1993, the Corporation sued to overturn the 1984 Federal Cable Act's provision barring telephone companies from providing video programming in their own service areas. The Cable Act bars telephone companies from having more than a de minimis ownership stake in video programming services, although it permits them to carry other companies' programs. The Company believes that video programming is a form of speech protected by the First Amendment of the United States Constitution. If the suit is successful, the Corporation plans to begin providing programming as soon as its video dialtone network is deployed.

In November 1993, legislation was introduced in Congress that would permit LECs, including the Company, to provide video programming to subscribers in their own service areas, subject to separate subsidiary requirements and other safeguards. The legislation would also permit competition in the provision of local telephone service and allow access to LEC facilities by competitors.

Information and Long-Distance Services

In July 1991, the U.S. District Court for the District of Columbia removed the information services prohibition of the 1982 Consent Decree related to the divestiture of AT&T (the "Consent Decree"). In May 1993, the U.S. Court of Appeals for the District of Columbia affirmed the removal of this ban. In November 1993, the U.S. Supreme Court declined to review the Appeals Court decision. The removal of this ban allows the Company to offer a variety of new information services, subject to regulatory approvals, such as enhanced voice mail and electronic yellow pages. In November 1993, the Company filed an application with the CPUC stating its intent to enter the electronic publishing business, either by itself or through an affiliate.

In July 1993, five of the RHCs, including the Corporation, filed a petition with the FCC asking for new rules governing the provision of long-distance services. The RHCs are currently prohibited from providing long-distance services by the terms of the Consent Decree. Even with a favorable ruling from the FCC, the RHCs must still obtain relief from the Consent Decree from Congress, or the courts, before providing long-distance services. During 1993, the Company joined other members of the United States Telephone Association ("USTA") in a petition to the FCC to establish a rulemaking for the purpose of reforming regulation of interstate access services. USTA urges the FCC to address several major matters needing reform including existing subsidy funding and recovery mechanisms, the need for greater pricing flexibility as competition increases and the need to revise current price cap rules.

In November 1993, legislation was introduced in Congress that would simplify the procedures under which BOCs may seek relief from provisions of the Consent Decree. However, the bill would also impose stringent separate subsidiary requirements on RHC electronic publishing ventures. In November 1993, the Company filed an application with the CPUC stating its intent to enter the electronic publishing business, either by itself or through an affiliate.

o   California Economy
    ------------------

In contrast to the national economy, California's economy did not rebound in 1993. At best, the California recession started to ease near year-end as the unemployment rate dipped. However, with the state's jobless rate two to three percentage points above the nation's rate for most of the year, job seekers left or were deterred from coming to California. This caused the state's population growth rate to slow.

The recession continued to dampen demand for the Company's services. Access line growth was about 2.2 percent in 1993, somewhat improved from the 2.0 percent increase in 1992. However, in the late 1980s access line growth was more than 4.0 percent annually. Minutes of use rose 6.1 percent in 1993, down from a 6.7 percent growth rate in 1992.

In 1994, the California economy is expected to slowly reorient toward growth, but at a far less rapid pace than in other modern recessions. The opportunities for economic growth in 1995 and 1996 will continue to be constrained by the ongoing cutbacks in defense spending, base closings, and slow state and local government spending. These weaknesses may limit the scope of any recovery for 1994. However, California's telecommunications markets remain among the nation's most attractive.

STRATEGIC RESPONSE

As discussed below, the Company is focusing on several key strategies in response to the challenges it faces. As the industry environment changes and competition intensifies, the Company is taking the steps necessary to remain the customer's choice. These strategies include reducing costs by reengineering core processes, lowering prices for existing competitive services, and offering new products and services customers want.

o   Reduce Costs
    ------------

To remain the customer's choice, the Company must increase productivity and reduce costs. In 1993, the Company reduced its workforce by about 1,500 employees. As a result, employees per ten thousand access lines decreased
4.6 percent, while revenues per employee increased 4.4 percent.

Looking ahead, the Company has begun a major effort to reengineer its internal business processes. This effort confronts an increasingly competitive and complex telecommunications environment by streamlining and consolidating operations, including business offices, network, installation, and collection centers, as well as other facilities. This will result in a more efficient company through the closure and abandonment of redundant operations. As a result, the Company has announced a force reduction program that will result in a net reduction of 10,000 positions from 1994 through 1997. (See page 36 for discussion of related 1993 restructuring charge.)

Reengineering is a bold step by the Company to provide reliable, powerful and yet competitively-priced telecommunications services to its customers in California. Based on current estimates, the future expense savings as a result of reengineering and the associated force reduction program should be about $170 million in 1994, with savings growing to nearly $1 billion annually in four years. In addition, effective in December 1993, the Company deferred management salary increases for an indefinite period pending review of 1994 business needs.

o   Lower Prices for Competitive Services
    -------------------------------------

The CPUC's formal authorization of competition into the Company's intra-service area toll market is expected in 1994. To be competitive, the Company has proposed price reductions in toll services of up to 60 percent. The proposed revenue decrease would be essentially offset by increased basic rates, moving both toll and basic rates closer to the actual cost of providing those services. (See also "Toll Services Competition" discussion on page 25.)

o   Offer New Products and Services Customers Want
    ----------------------------------------------

In order to offer the new products and services customers want, the Company has been making substantial investments to improve the telephone network. During 1993, the Company invested $1.8 billion in the network. In addition, the Company has been conducting personal communications services ("PCS") experiments since June 1991 with help from an affiliate, Telesis Technologies Laboratory, Inc.

Advanced Network Services

To meet customer demand for faster and more reliable services as well as demand for new products and services, the Company has made substantial investments in advanced digital technologies. The focus of these investments has been in the key technologies summarized below:

                                                            December 31,
                                                         ----------------

Technology Deployment                                    1993        1992
- -------------------------------------------------------------------------
Access lines served by digital switches.................  51%         43%
Access lines with SS-7 capability.......................  79%         66%
Access lines with ISDN capability.......................  60%         44%
Miles of installed optical fiber (thousands)............  364        304
- -------------------------------------------------------------------------

Digital switches and optical fiber, a technology using thin filaments of glass or other transparent materials to transmit coded light pulses, increase the capacity and reliability of transmitted data while reducing maintenance costs. ISDN (Integrated Services Digital Network) allows simultaneous voice, video and data over a single telephone line. Signaling System 7 ("SS-7") permits faster call setup and new custom calling features.

In November 1993, the Company announced a capital investment plan totaling $16 billion over the next seven years to upgrade its core network infrastructure and to begin building California's "communications superhighway." This will be an integrated telecommunications, information and entertainment network providing advanced voice, data and video services. Using a combination of fiber optics and coaxial cable, the Company expects to provide broadband services to more than 1.5 million homes by the end of 1996 and more than 5.0 million homes by the end of the decade. As part of its current plan, the
Company has made purchase commitments totaling nearly $600 million in accordance with its previously announced $1 billion program for deploying an all digital switching platform with ISDN and SS-7 capabilities. The advanced network will make possible capital and operational cost savings, service quality improvements and new revenues from the array of new service possibilities. Construction of the portions of the network that are not video-specific will begin early in the second quarter of 1994. The network should be capable of offering fully interactive digital telephone services by the end of 1996.

In January 1994, an affiliate, Pacific Telesis Video Services, announced an advanced interactive television services trial that will let participants help decide what will be on California's communications superhighway. The trial will test consumer acceptance of sophisticated services such as multi-player games, interactive home shopping and educational programs, movies-on-demand and time shifted television programs.

Capital expenditures in 1994 are forecast to be $1.8 billion including $1,111 million for projects designed to generate revenues and $580 million for projects designed to reduce costs. Capital expenditures under the Company's seven-year investment plan are not expected to increase until 1996 due to the timing of capital expenditures associated with the construction of the broadband network.

Personal Communications Services

In October 1993, the FCC issued an order allocating radio spectrum and setting forth licensing requirements to provide PCS. PCS relies on a network of small, low-powered transceivers that may be placed throughout a neighborhood, business complex or community to provide customers with mobile voice and data communications. The FCC established two different sizes of service areas nationwide for PCS: 47 large areas referred to as Major Trading Areas ("MTAs") and 487 smaller areas. The MTA licenses are for 30 megahertz of spectrum. In any given area, there will be as many as seven licenses, including two MTA licenses. Most of the licenses will be awarded by competitive bidding in auctions expected in late 1994 or early 1995.

The Corporation plans to aggressively pursue PCS licenses at these auctions and is well placed to be part of the expected multi-billion dollar market for PCS. A wholly owned subsidiary of the Corporation, Telesis Technologies Laboratory, Inc. ("TTL"), has been conducting PCS experiments and investigating various technological issues under an experimental license granted by the FCC. With a spin-off of AirTouch, the Corporation will be eligible to bid on PCS licenses in the service areas of the Company.

Some of the assets that have been engaged in PCS research and development work were transferred to AirTouch in late 1993 in accordance with the terms of the Separation Agreement between the Corporation and AirTouch. The Company will form a new subsidiary to receive the remaining assets of TTL that have been engaged in PCS research and development work. It will provide PCS services if the Corporation wins a license at auction.

On December 23, 1993, the FCC awarded a "pioneer preference" to another company for one of the two larger MTA licenses covering the Los Angeles, San Diego, and Las Vegas market area. That company will receive the license without charge. This is expected to place the successful bidder for the remaining MTA license in that area at a significant competitive disadvantage because of its higher cost structure. Winning bids in major PCS markets are expected to require large capital expenditures. The Corporation has filed a letter with the FCC asserting that improper contacts were made with the FCC by the parties who were awarded pioneer preferences.

RESULTS OF OPERATIONS
                                                                Change
                                                           ----------------
Operating Statistics                   1993       1992     Amount   Percent
- ---------------------------------------------------------------------------
Return on average common equity ....   (2.1%)     15.5%    (17.6)       -
Operating ratio ....................   93.4%      73.7%     19.7        -
Total employees .................... 54,026     55,542    (1,516)    (2.7)
Revenues per employee (thousands) ..   $165       $158      $  7      4.4
Employees per ten thousand
  access lines* ....................   35.3       37.0      (1.7)    (4.6)
- ---------------------------------------------------------------------------
*  Excludes Directory employees
                                                               Change
                                                          ----------------
($ millions)                           1993      1992     Amount   Percent
- --------------------------------------------------------------------------
Net income (loss) .................  $ (130)   $1,131     (1,261)  (111.5)
- --------------------------------------------------------------------------
The 1993 reported loss of $130 million reflects a restructuring charge relating to planned force reductions, associated curtailment, and the adoption
of  new  accounting  rules  for  postemployment  benefits.    (See  "Operating
Expenses" and "Cumulative Effect of Accounting Change" on pages 36 and 39, respectively.) After tax, the charge for the restructuring reduced earnings
by  $576 million.    The  Company  also  recorded  a  $348  million  after-tax
curtailment charge to accelerate recognition of a portion of its embedded postretirement benefits costs that would otherwise have been recorded over the next 19 years. In addition, the Company restated first quarter 1993 results to recognize an after-tax charge totaling $148 million due to the adoption of new accounting rules for postemployment benefits.

1993 earnings were also reduced by several other one-time items totaling $53 million, and by about $33 million as the net impact of adopting new accounting rules for postretirement benefits. (See - "Change in Accounting for Postretirement and Postemployment Costs" on page 51.) 1992 earnings were increased by several one-time items totaling $25 million which contributed to the comparative decrease.

Looking ahead, short-term results are expected to continue to be affected by increasing competition and a continuing recession in California. However, long-term growth prospects and recovery of the California economy should provide opportunity for stronger earnings.

Operating Revenues
- ------------------
                                                               Change
                                                          ----------------
Volume Indicators                     1993       1992     Amount   Percent
- --------------------------------------------------------------------------
Customer switched access lines
  in service at December 31
  (thousands) ....................  14,617      14,306      311       2.2
Carrier access minutes-of-use
  (millions) .....................  48,657      45,881    2,776       6.1
  Interstate .....................  28,318      26,538    1,780       6.7
  Intrastate .....................  20,339      19,343      996       5.1
Toll messages (millions)* ........   4,230       4,132       98       2.4
- ---------------------------------------------------------------------------
*   Toll  messages  include  Message  Telecommunications   Services,  Optional
    Calling Plans, WATS and terminating 800 messages.   Toll messages for 1992
    have been restated to conform to the current presentation.

                                                               Change
                                                          ----------------
($ millions)                          1993       1992     Amount   Percent
- --------------------------------------------------------------------------
Total operating revenues ........   $8,894      $8,749      $145      1.7
- --------------------------------------------------------------------------

In 1993, total operating revenues increased reflecting a net growth in customer demand of $207 million and a CPUC order granting partial recovery of higher costs due to the new accounting rules for postretirement benefits ("PBOPs"). (See - "Other Postretirement Benefits Costs" on page 40.) Also contributing to the year-over-year increase was a refund in 1992 ordered by the CPUC related to the treatment of enhanced services development costs (the "Product Development Refund") which lowered comparative 1992 revenues by $38 million. These increases were partially offset by a $120 million rate reduction for productivity and other factors from the 1993 CPUC price cap order, the annual rate adjustment determination under incentive-based regulation.

In December 1993, the CPUC approved the Company's annual price cap filing for 1994 in which the Company had proposed a $105 million rate reduction. This reduction includes a decrease of $85 million because the 4.5 percent productivity factor of the price cap formula exceeded the increase in the Gross National Product Price Index by 1.3 percent. The filing also included several additional factors which will decrease revenues by an additional $20 million.

Factors affecting 1993 revenue growth are summarized below:

                        1992
                                CPUC Price Cap
                     Product
                               ----------------                      Total
                    Develop-           Produc-    Misc.             Change
                        ment
                                        tivity    Rates  Customer     from
($ millions)          Refund    PBOPs  & Other  & Other   Demand      1992
- ---------------------------------------------------------------------------
Local service .....      $18      $52    $(58)      $17       $66     $ 95
Network access
  Interstate ......                                 (56)       94       38
  Intrastate ......        5       14     (16)      (17)       30       16
Toll service ......       15       42     (46)      (16)      (42)     (47)
Other revenues ....                                 (16)       44       28
Less: Provision for
  uncollectibles ..                                            15       15
                     --------  -------  ------- --------  --------  -------
Total operating
  revenues  .......      $38     $108   $(120)     $(88)     $207     $145
- ---------------------------------------------------------------------------

Local service revenues include basic monthly service fees and usage charges. Fees and charges for custom calling features, coin phones, installation, and service connections are also included in this category. The 1993 increase in local service revenues due to customer demand in the above table reflects a
2.2 percent increase from a year ago in customer access lines. It also includes $13 million for new custom calling features introduced in 1993.

Network access revenues reflect charges to interexchange carriers and to business and residential customers for access to the local network. The increase in interstate network access revenues due to customer demand reported above reflects a 6.7 percent increase in carrier access minutes-of-use over 1992, as well as increased access lines. The increase in intrastate network access revenues due to customer demand reflects 5.1 percent growth in minutes-of-use.

Toll services revenues include charges for long-distance services within service area boundaries. Competition and the California recession combined to reduce toll service revenues due to customer demand in 1993.

Other revenues are generated from a variety of services including directory advertising, information services, and billing and collection. Other revenues for 1993 includes an increase in information services revenues of $25 million chiefly due to the success of the Company's business and residential voice mail products. The increase was partially offset by a $14 million decrease in directory advertising revenues over the year due to the continuing recession in California.

Operating Expenses
- ------------------
                                                              Change
                                                          ----------------
($ millions)                          1993       1992     Amount   Percent
- --------------------------------------------------------------------------
Total operating expenses .........  $8,309     $6,447     $1,862     28.9
- --------------------------------------------------------------------------
The  increase   in  total  operating   expenses  for  1993   reflects  pre-tax
restructuring and curtailment charges recorded by the Company during the fourth quarter totaling $1.57 billion.

The Company recorded a pre-tax restructuring charge of $977 million to recognize the incremental cost of force reductions associated with restructuring its internal business processes through 1997. This restructuring is necessary to reduce future costs to respond to increasing competition. (See "Competition" beginning on page 24) One component of this charge is for incremental costs of severance benefits associated with terminating approximately 14,400 employees from 1994 through 1997. A net reduction of 10,000 positions is expected by the end of 1997. A second component is for information systems reengineering expenses which will allow force reduction through the use of information technology to radically redesign and streamline existing business practices. The consolidation of facilities will also be necessary to support this downsizing initiative. The Company expects to relocate 10,600 employees due to the consolidation of business offices, network, installation and collection centers, as well as other facilities.

The components of the restructuring charge and the projected costs (cash outflows) which will be charged to the related reserve are displayed below:

Restructuring                     1994     1995     1996     1997    Total
- ---------------------------------------------------------------------------
($ millions)

Severance .....................  $ 120     $241     $174     $115   $  650
Information systems
  reengineering ...............     94      167       97       38      396
Consolidation of facilities ...     12       28        9        2       51
                                -------  -------  -------  -------  -------
Projected costs to be
  charged to the reserve.......    226      436      280      155    1,097
1991 restructuring reserve.....    (77)       -        -        -      (77)
Capitalized to construction ...     (8)     (16)     (12)      (7)     (43)
                                -------  -------  -------  -------  -------

1993 restructuring charge .....   $141     $420     $268     $148    $ 977
                                =======  =======  =======  =======  =======
Associated force reductions ...  2,700    5,500    3,800    2,400   14,400
- --------------------------------------------------------------------------
Based on current estimates, future expenses will be reduced by about $170 million in 1994 as a result of the restructuring, with expense reductions expected to grow to nearly $1 billion annually in four years. Actual Cash outflows for severance and other expenditures required to effect the restructuring will be substantially offset by cash savings in 1994. These savings are also expected to grow to nearly $1 billion annually in four years.

In 1991, the Company recorded a $201 million pre-tax restructuring charge which included $166 million for the cost of force reduction programs through 1994 and $35 million for associated pension expense. After reduction for incremental force reduction costs in 1993 and 1992, the remaining balance of this reserve as of December 31, 1993 and 1992 was approximately $77 million and $101 million, respectively. The 1993 restructuring charge is net of the $77 million remaining balance in the 1991 restructuring reserve.

In addition, the Company recorded a $590 million pre-tax charge to accelerate recognition of a portion of the embedded postretirement benefits costs that would otherwise have been recorded over the next 19 years. Accelerated recognition of these costs is required under the curtailment provisions of Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits other than Pensions" ("SFAS 106") because the Company expects to significantly reduce its workforce.

Without the effects of the restructuring and curtailment charges, total operating expenses would have increased by $295 million compared to 1992. Higher costs for postretirement benefits under the new accounting rules were responsible for the largest portion of this increase. Miscellaneous one-time items accounted for $75 million of the increase and salaries and wages increased $74 million. Expense increases were partially offset by a decrease of $51 million in Signaling System 7 ("SS-7") licensing fees because of the substantial progress made on the upgrade program in 1992. The completion of the amortization of CPUC equal access costs in 1992 also lowered 1993 expenses by $23 million.

In January 1994, an earthquake damaged 31 Company buildings in the Los Angeles
area.   The  Company estimates  repair costs  may approach  $25 million.   The
Company is insured for property damage exceeding this amount.

Salary and Wage Expense
                                                               Change
                                                          ----------------
($ millions)                          1993       1992     Amount   Percent
- --------------------------------------------------------------------------
Salary and wage expense ..........  $2,169     $2,095        $74     3.5

Employees-Average during year ....
                                    55,038     56,805     (1,767)   (3.1)
Employees-End of year ............  54,026     55,542     (1,516)   (2.7)
- --------------------------------------------------------------------------

Salary and wage expense is the largest component of total operating expenses. Higher compensation rates increased salary and wages by $73 million primarily due to a nonsalaried wage increase. In September 1992, labor contracts were reached with unions which represent about 70 percent of the Company's employees. The agreements provide a 12 percent increase in wages, including job upgrades, and a 13 percent increase in pensions over the three-year term. In addition, the contracts include incentives for early retirement, enhanced employment security, improvements in work and family life benefits, and increases in health care and dental care coverage. Salaries and wages increased $38 million due to overtime pay for extended customer service hours. In December, the Company scaled back these extended hours due to a lack of customer demand. These increases were partially offset by a $55 million decrease due to fewer employees.

Depreciation and Amortization
                                                               Change
                                                          ----------------
($ millions)                          1993       1992     Amount   Percent
- --------------------------------------------------------------------------
Depreciation and amortization ..... $1,703     $1,674       $29      1.7

Depreciation as a percent of
  average depreciable plant (%) ...    6.9        7.0      (0.1)       -
- --------------------------------------------------------------------------

Depreciation expense increased primarily due to an expanded plant base resulting from accelerated network modernization. The Company's planned capital expenditures are expected to further increase plant levels causing higher depreciation expense in future years.

Other Employee-Related Expenses
                                                               Change
                                                          ----------------
($ millions)                         1993       1992      Amount   Percent
- --------------------------------------------------------------------------
Postretirement Benefits ...........  $338       $103       $235     228.2
Healthcare and life insurance
  benefits of active employees** ..  $221       $231        (10)     (4.3)
Other benefits** ..................  $126       $142        (16)    (11.3)
Payroll taxes .....................  $175       $169          6       3.6
Pensions  .........................     0          5         (5)   (100.0)
                                     --------------------------------------
Total* ............................  $860       $650       $210      32.3
- ---------------------------------------------------------------------------
* Excludes SFAS 106 curtailment and postemployment benefits accounting change (See - "Cumulative effect of Accounting Change" on page 39)
** 1992 amounts have been revised to conform to the current presentation.

Other  employee-related expense  increased primarily  due to  the  adoption of
SFAS 106 effective  January 1,  1993.   The  adoption  of SFAS  106  increased
postretirement benefits expense by $173 million.

Prior to 1993, all postretirement benefits were charged to general, administrative, and other expense. Beginning in 1993, these costs were also allocated to all line items on the income statement that include salaries and wages expense. This caused employee benefits in cost of products and services to increase by $121 million, customer operations and selling expenses to increase by $148 million and general and administrative expense to decrease by $90 million.

Income Taxes
- ------------
                                                               Change
                                                          ----------------
($ millions)                          1993       1992     Amount   Percent
- --------------------------------------------------------------------------
Income taxes ......................   $(57)      $607     $(664)   (109.4)

Effective tax rate (%) ............  132.4       36.1      96.3      -
- --------------------------------------------------------------------------

Income tax expense decreased $683 million due to lower pre-tax income caused by restructuring and the 1993 adoption of SFAS 106. Income tax expense also decreased due to the 1992 adoption of a new income tax accounting standard which increased comparative expense $10 million in 1992. Partially offsetting these decreases was an increase of $21 million due to the realization of less tax benefit in 1993 from the reversal of deferred tax liabilities.

During August 1993, new tax provisions were enacted under the Omnibus Budget Reconciliation Act of 1993 which included an increase in the corporate tax rate from 34 to 35 percent retroactive to January 1, 1993. The cumulative effect of the new tax provisions was recognized in third quarter 1993 increasing tax expense by $15 million. However, this increase was offset by the tax benefit recognized in the 4th quarter due to restructuring and curtailment. Overall, the new tax provisions did not affect the Company's tax expense for the year. The effective tax rate increased due to lower pretax income caused by the restructuring charge and the postretirement benefits curtailment. (See also Footnote C - "Income Taxes.")

Interest Expense
- ----------------
                                                               Change
                                                          ----------------
($ millions)                          1993       1992     Amount   Percent
- --------------------------------------------------------------------------
Interest expense .................    $429       $460      $(31)    (6.7)
- --------------------------------------------------------------------------
Interest expense decreased $37 million due to lower interest rates on long-term debt. During 1993, the Company issued $2.65 billion of long-term debt to refinance higher interest rate issues. This refinancing is expected to save $36 million annually.

Other Income (Expense)
- ----------------------
                                                               Change
                                                          ----------------
($ millions)                          1993       1992     Amount   Percent
- --------------------------------------------------------------------------
Other income (expense) .............  $(14)       $83      $(97)   (116.9)
- --------------------------------------------------------------------------
Other  income  (expense)  is  a  net  expense in  1993  due  to  decreases  in
miscellaneous income  and increases  in miscellaneous  expenses.   Income from
this category decreased primarily due to a $44 million after tax gain recorded in 1992 for interest on a favorable tax settlement. The interstate portion of costs related to the early retirement of long-term debt increased $13 million after tax.

Cumulative Effect of Accounting Change
- --------------------------------------

Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 112 ("SFAS 112"), "Employer's Accounting for Postemployment Benefits." SFAS 112 requires a change from cash to accrual accounting by recording a cumulative catch-up-charge at implementation. A one-time, noncash charge was recorded against earnings of $148 million, which is net of a deferred income tax benefit of $103 million. In subsequent years, the Company expects that periodic expense will not differ materially from expense under the prior method.

PENDING REGULATORY ISSUES

Spin-off of AirTouch

In February 1993, the CPUC instituted an investigation of the spin-off of the Corporation's wireless operations for the purpose of assessing any effects it might have on the telephone customers of the Company. On November 2, 1993, the CPUC adopted a decision permitting the spin-off to proceed. The CPUC further ordered a refund by the Corporation of approximately $50 million (including interest) of cellular pre-operational and development expenses. Further proceedings will determine how the refund will be disbursed. The CPUC decision was effective immediately.

Two parties to the CPUC investigation have filed Applications for Rehearing by the CPUC of its treatment of the claims for compensation owed to the Company's customers. One of these parties has further stated that if it is unsuccessful with the CPUC it will seek review by the California Supreme Court. Another party has filed a Petition for Modification of the CPUC's decision. In March 1994, the CPUC denied these requests. In the event the California Supreme Court were to review and reverse the CPUC's decision, no assurance can be given that the CPUC might not reach a new decision materially less favorable to the Corporation with respect to the compensation issues. In addition, a substantial period of time could elapse before final resolution of these issues should a review be granted. The Corporation believes that the California Supreme Court will deny a review.

Other Postretirement Benefits Costs

In December 1992, the CPUC issued a decision adopting, with modification, SFAS 106 for regulatory accounting purposes. The CPUC decision also granted the Company $108 million for partial recovery of 1993 SFAS 106 costs. The Company is required to file annually for recovery in conjunction with its price cap filing, and therefore such recovery will vary. The 1994 CPUC price cap decision grants Pacific Bell $100 million for partial recovery of SFAS 106 costs. Two ratepayer advocacy groups have each challenged certain aspects of the decision adopting SFAS 106, which could affect rate recovery. The Company is unable to predict the outcome of these pending challenges.

Universal Lifeline Telephone Service ("ULTS") Trust Audit

In October 1992, the CPUC's Commission Advisory and Compliance Division released an audit report recommending that the Company return $36 million to the ULTS trust. This trust reimburses local telephone companies for revenues lost and expenses incurred as a result of providing subsidized telephone service to low income Californians. In November 1993, the Company and the CPUC's Division of Ratepayer Advocates jointly filed a settlement agreement with the CPUC. Subject to CPUC approval, the Company will return approximately $8 million to the ULTS trust via installments over one year and additionally reduce future billings to the trust by about $1 million annually. The Company recorded this liability in 1993.

Information Services Subsidiary

Effective January 1, 1993, the Company transferred its Information Services Group to a wholly owned subsidiary, Pacific Bell Information Services ("PBIS"). PBIS provides business and residential voice mail and other selected information services. In July 1992, the CPUC issued a decision which would require the Company to reduce rates by the difference between the "going concern" value of PBIS and its adjusted net book value. In October 1992, the CPUC denied the Company's Application for Rehearing of this decision but invited the Company to file a Petition for Modification. The Company filed a petition in January 1993 based on its belief that the decision results in a double reduction in rates to customers.

The Company believes that, at a minimum, any reduction in rates should be further offset by $111 million: $57 million previously granted customers in the Product Development Refund and $54 million provided by shareowners for PBIS. Further, any remainder should be prorated according to proportionate risks borne by shareowners and the Company's customers. The Company is unable to predict the outcome of this issue.

Late Payment Charge Complaint

In March 1991, a consumer advocacy group filed a complaint with the CPUC against the Company alleging that erroneous late payment charges were assessed against some customers. In May 1993, the CPUC ordered the Company to refund about $35 million in late payment and reconnection charges which resulted from problems with its payment processing system. The CPUC also imposed penalties totaling $15 million on the Company for improperly assessing late payment charges and disconnecting customers between 1986 and February 1991. The Company believes the decision misinterprets California law. In November 1993, the CPUC granted the Company a limited rehearing of the decision. The rehearing will examine the legal basis for the penalties, the statute of limitations on refunds, and whether unclaimed refunds must escheat to the state. A resolution of this issue is expected in 1994; however, the Company is unable to predict the final outcome.

Two shareowner derivative lawsuits were filed in San Francisco Superior Court in July 1993 against directors and officers in connection with the same allegations made in the late payment charge complaint filed with the CPUC. These suits were dismissed in February 1994; however, the cases are subject to rehearing and possible appeal.

In addition, a consumer class action seeking refunds, with interest, of late payment charges erroneously collected from the Company's customers was filed in San Diego Superior Court in February 1992. The Company has argued that the court lacks jurisdiction while the CPUC is reviewing the same issues. The court rejected this argument. However, a stay of this action has been ordered pending the outcome of the CPUC proceedings. The Company is unable to predict the outcome of this case or whether any damages awarded by the court would be duplicative of any penalties imposed by the CPUC.

CPUC Regulatory Framework

In 1992, the CPUC began its scheduled review of the current incentive-based regulatory framework. Among other issues, this review has examined elements of the price cap formula, including the productivity factor and the rate of return on investment, adopted in the 1989 New Regulatory Framework ("NRF") order. The Company proposed no significant changes to the current framework because it has resulted in lower prices for customers and our experience to date suggests the framework is working as intended.

In March 1994, a CPUC Administrative Law Judge issued a proposed decision in the NRF review. The proposed decision would eliminate an element of the NRF which requires equal sharing with customers of earnings exceeding a benchmark rate of return. Earnings above a rate of return of 16.5 percent would continue to be returned to customers. The proposed decision also recommends increasing the productivity factor of the price cap formula from 4.5 percent to 6.0 percent for the period 1994 through 1996. If adopted by the CPUC, the change in the productivity factor would reduce annualized revenues approximately $100 million each year through 1996. The Company plans to file comments objecting to the proposed increase in the productivity factor. The Company is unable to predict the final outcome of these proceedings or the effective date of any rate reductions.

FCC Regulatory Framework

In 1994, the FCC will review its "Price Cap" alternative regulatory framework. The FCC is looking for comments on three main sets of issues: (1) refining the goals of price caps to better meet the public interest and the purposes of the Communications Act; reduced or streamlined regulation of LEC services as competition grows; (2) whether to revise the current plan (which became effective Jan. 1, 1991) to help it better meet the FCC's goals, or to adjust the plan to changes in circumstances; and (3) possible transition from the baseline price cap plan toward relaxation of regulatory oversight and rate regulation as competition develops in the local loop.

ACCOUNTING UNDER REGULATION

The Company currently accounts for the economic effects of regulation under Statement of Financial Accounting Standards No. 71 ("SFAS 71"), "Accounting for the Effects of Certain Types of Regulation." If it becomes no longer reasonable to assume the Company will recover its costs through rates charged to customers, whether resulting from the effects of increased competition or specific regulatory actions, SFAS 71 would no longer apply. If the Company were no longer to qualify for the provisions of SFAS 71, the financial effects would be material.

Item 8.  Financial Statements and Supplementary Data.


REPORT OF MANAGEMENT

The management of Pacific Bell is responsible for preparing the accompanying financial statements and for their integrity and objectivity. The statements were prepared in accordance with generally accepted accounting principles applied on a consistent basis and are not misstated due to material fraud or error. In instances where exact measurement is not possible, the financial statements include amounts based on management's best estimates and judgments. Management also prepared the other information contained in this annual financial review and is responsible for its accuracy and consistency with the financial statements.

The Company's financial statements have been audited by Coopers & Lybrand, independent accountants. Management has made available to Coopers & Lybrand all the Company's financial records and related data, as well as the minutes of directors' meetings. Furthermore, management believes that all of its representations made to Coopers & Lybrand during their audit were valid and appropriate.

Management has established and maintains a system of internal control that provides reasonable assurance as to the integrity and reliability of the financial statements, the protection of assets from unauthorized use or disposition, and the prevention and detection of fraudulent financial reporting. The system of internal control provides for appropriate division of responsibility and is documented by written policies and procedures that are communicated to employees with significant roles in the financial reporting process and are updated as necessary. Management continually monitors the system of internal control for compliance and maintains a strong internal auditing program that independently assesses the effectiveness of the internal controls and recommends improvements when necessary. In addition, as part of their audit of the Company's financial statements, Coopers & Lybrand have obtained a sufficient understanding of the internal control structure to determine the nature, timing and extent of audit tests to be performed. Management has considered the internal auditors' and Coopers & Lybrand's recommendations concerning the Company's system of internal control and has taken actions that it believes are cost-effective under the circumstances to respond appropriately to these recommendations. Management believes that the Company's system of internal control is adequate to accomplish the objectives discussed.

Management also recognizes its responsibility to foster a strong ethical climate that enables the Company to conduct its affairs according to the highest standards of personal and corporate conduct. This responsibility is characterized and reflected in the Company's code of corporate conduct, which is publicized throughout the Company. The code of conduct addresses, among other things: potential conflicts of interests; compliance with all domestic laws, including those relating to foreign transactions and financial disclosure; and the confidentiality of proprietary information. The Company maintains a systematic program to assess compliance with these policies.

The Audit Committee of the Board of Directors is responsible for overseeing the Company's financial reporting process on behalf of the Board. In fulfilling its responsibility, the Committee recommends to the Board, subject to shareowner ratification, the selection of the Company's independent accountants. The Committee consists of six members of the Board who are neither officers nor employees of the Company. It meets regularly with representatives of management, internal audit and the independent accountants to review internal accounting controls and accounting, auditing and financial reporting matters. In 1993, the Committee held five meetings. The Company's internal auditors and independent accountants periodically meet alone with the Committee to discuss the matters previously noted and have direct access to it for private communication at any time.

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareowner of Pacific Bell:

We have audited the consolidated financial statements and financial statement schedules of Pacific Bell (a wholly owned subsidiary of Pacific Telesis Group) and Subsidiaries (the "Company") as listed in Item 14(a) of this Form 10-K. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

As discussed in Note A to the Consolidated Financial Statements, the Company adopted new accounting rules for postretirement and postemployment benefits during 1993.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pacific Bell and Subsidiaries as of December 31, 1993 and 1992 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1993 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.





/s/ Coopers & Lybrand
San Francisco, California
March 3, 1994

                         PACIFIC BELL AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME


                                                   For the year ended
                                                       December 31,
                                               ----------------------------
(Dollars in millions)                           1993       1992       1991
- ---------------------------------------------------------------------------
OPERATING REVENUES:
  Local service ............................   $3,411     $3,316     $3,279
  Network access
    Interstate .............................    1,572      1,534      1,467
    Intrastate .............................      679        663        773
  Toll service .............................    2,035      2,082      2,159
  Other revenues............................    1,358      1,330      1,312
  Less: provision for uncollectibles .......      161        176        136
                                              -------    -------    -------
Total Operating Revenues ...................    8,894      8,749      8,854
                                              -------    -------    -------
OPERATING EXPENSES:
  Cost of products and services ............    1,945      1,870      1,916
  Depreciation and amortization ............    1,703      1,674      1,706
  Customer operations and selling expense ..    1,796      1,512      1,466
  General, administrative and other expense.    1,298      1,391      1,395
  Restructuring and curtailment ............    1,567          -        201
                                              -------    -------    -------
Total Operating Expenses ...................    8,309      6,447      6,684
                                              -------    -------    -------
Net Operating Revenues .....................      585      2,302      2,170
                                              -------    -------    -------
Operating Taxes:
  Income taxes .............................      (57)       607        573
  Other taxes ..............................      181        187        205
                                              -------    -------    -------
Total Operating Taxes ......................      124        794        778
                                              -------    -------    -------
OPERATING INCOME ...........................      461      1,508      1,392
                                              -------    -------    -------
Other Income (Expense)                            (14)        83         35
                                              -------    -------    -------
Income before interest expense and
  cumulative effect of change in accounting
  principle ................................      447      1,591      1,427
Interest expense ...........................      429        460        485
                                              -------    -------    -------
Income before cumulative effect of change
  in accounting principle ..................       18      1,131        942
Cumulative effect of change in accounting
  principle ................................     (148)         -          -
                                              -------    -------    -------
NET INCOME (LOSS) ..........................   $ (130)    $1,131     $  942
===========================================================================

The accompanying Notes are an integral part of the Consolidated Financial Statements.

                         PACIFIC BELL AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                                          December 31,
(Dollars in millions)                                  1993         1992
- ---------------------------------------------------------------------------
ASSETS
Cash and cash equivalents ........................     $   57       $    57
Accounts receivable-net of allowances for
  uncollectibles of $136 and $127 ................      1,518         1,447
Prepaid expenses and other current assets ........        862           836
                                                     --------      --------
Total current assets .............................      2,437         2,340
                                                     --------      --------
Property, plant, and equipment ...................     25,660        25,064
  Less:  accumulated depreciation ................      9,708         9,276
                                                     --------      --------
Property, plant, and equipment - net .............     15,952        15,788
                                                     --------      --------
Deferred charges and other noncurrent assets .....        989         1,054
                                                     --------      --------
TOTAL ASSETS .....................................    $19,378       $19,182
===========================================================================
LIABILITIES AND SHAREOWNER'S EQUITY
Accounts payable:
  Trade ..........................................        245       $   224
  Other ..........................................      1,010           874
                                                     --------      --------
Total accounts payable ...........................      1,255         1,098
Debt maturing within one year ....................        542           410
Other current liabilities ........................      1,136         1,017
                                                     --------      --------
Total current liabilities ........................      2,933         2,525
                                                     --------      --------
Long-term obligations ............................      4,753         4,805
                                                     --------      --------
Deferred Credits:
  Accumulated deferred income taxes ..............      2,280         2,761
  Other noncurrent liabilities and deferred
     credits .....................................      3,258         1,800
                                                     --------      --------
Total deferred credits ...........................      5,538         4,561
                                                     --------      --------
Common shares ($1.00 stated value, 300,000,000
  shares authorized, 224,504,982 shares issued
  and outstanding) ...............................        225           225
Additional paid-in capital .......................      5,168         5,168
Reinvested earnings ..............................        761         1,898
                                                     --------      --------
Total shareowner's equity ........................      6,154         7,291
                                                     --------      --------
TOTAL LIABILITIES AND SHAREOWNER'S EQUITY ........    $19,378       $19,182
===========================================================================
The accompanying Notes are an integral part of the Consolidated Financial Statements.

                         PACIFIC BELL AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREOWNER'S EQUITY



                                                   For the year ended
                                                      December 31,
                                              -----------------------------
(Dollars in millions)                          1993        1992       1991
- ---------------------------------------------------------------------------
COMMON STOCK

   Balance at beginning of year .............  $  225     $  225     $  225
                                              -------    -------    -------
   Balance at end of year ...................     225        225        225
                                              -------    -------    -------
ADDITIONAL PAID-IN CAPITAL

   Balance at beginning of year .............
                                                5,168      5,168      4,946
   Equity investment by parent ..............       -          -        222
                                              -------    -------    -------
   Balance at end of year ...................
                                                5,168      5,168      5,168
                                              -------    -------    -------

REINVESTED EARNINGS

   Balance at beginning of year .............   1,898      1,824      1,916
   Net Income (Loss) ........................    (130)     1,131        942
   Common dividends declared ................  (1,007)    (1,057)    (1,034)
                                              -------    -------    -------
   Balance at end of year ...................     761      1,898      1,824
                                              -------    -------    -------
TOTAL SHAREOWNER'S EQUITY...................   $6,154     $7,291     $7,217
===========================================================================

The accompanying Notes are an integral part of the Consolidated Financial Statements.

                         PACIFIC BELL AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                   For the year ended
                                                       December 31,
                                               ----------------------------
(Dollars in millions)                             1993      1992      1991
- ---------------------------------------------------------------------------
CASH FROM (USED FOR) OPERATING ACTIVITIES

   Net Income (loss) ......................... $  (130)   $1,131    $  942
   Adjustments to reconcile net income for
    items currently not affecting operating
    cash flows:
      Depreciation and amortization ..........   1,703     1,674     1,706
      Restructuring and curtailment...........   1,567         -       201
      Deferred income taxes ..................    (525)     (686)      (75)
      Unamortized investment tax credits .....     (48)      (61)      (68)
      Allowance for funds used during
        construction .........................     (34)      (31)      (30)
      Changes in operating assets and
        liabilities:
          Accounts receivable ................     (78)       74       (22)
          Prepaid expenses and other current
            assets ...........................      23       108       (61)
          Deferred charges and other
            noncurrent assets ................      76        (6)       12
          Accounts payable ...................     128        18      (199)
          Other current liabilities ..........     (71)       66       (86)
          Other noncurrent liabilities and
            deferred credits .................     129       452       121
      Other adjustments, net .................      31        12        17
                                               --------  --------  --------
Cash from operating activities ...............   2,771     2,751     2,458
                                               --------  --------  --------
CASH FROM (USED FOR) INVESTING ACTIVITIES

  Additions to property, plant, and
    equipment ................................  (1,802)   (1,669)   (1,601)
  Other investing activities, net ............     (11)       (3)        4
                                               -------- ---------  --------
Cash used for investing activities............  (1,813)   (1,672)   (1,597)
===========================================================================


The accompanying Notes are an integral part of the Consolidated Financial Statements.

                         PACIFIC BELL AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)


                                                   For the year ended
                                                       December 31,
                                               ----------------------------
(Dollars in millions)                           1993       1992       1991
- ---------------------------------------------------------------------------
CASH FROM (USED FOR) FINANCING ACTIVITIES

Proceeds from issuance of long-term debt ... $ 2,578    $   925    $   425
Retirements of long-term debt ..............  (2,669)      (972)      (517)
Equity infusion from parent ................       -          -        222
Dividends paid .............................  (1,007)    (1,057)    (1,034)
Increase in short-term borrowings, net .....     133        116         80
Principal payments under capital lease
  obligations ..............................      (5)        (5)         -
Other financing activities, net ............      12        (74)       (55)
                                             --------   --------   --------
Cash used for financing activities .........    (958)    (1,067)      (879)
                                             --------   --------   --------

Increase (decrease) in cash and cash
  equivalents ..............................       0         12        (18)

Cash and cash equivalents at January 1 .....      57         45         63
                                             --------   --------   --------
Cash and cash equivalents at December 31 ... $    57    $    57    $    45
===========================================================================

The accompanying Notes are an integral part of the Consolidated Financial Statements.

                         PACIFIC BELL AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


A.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Basis of Presentation

    Pacific Bell, (the "Company"), a wholly owned subsidiary of Pacific Telesis Group, provides telecommunications services including local exchange, network access and toll services; directory advertising through its wholly owned subsidiary, Pacific Bell Directory ("Directory"); and selected information services through its wholly owned subsidiary, Pacific Bell Information Services ("PBIS").

    The  Consolidated Financial  Statements  include the  accounts of  Pacific
    Bell,  Directory, and  PBIS.   All significant  intercompany balances  and
    transactions have been eliminated.

    The Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles. In accordance with the provisions of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation," the Company is required to reflect rate actions of regulators in the financial statements when appropriate.

    Change in Accounting for Postretirement and Postemployment Costs.

    Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions" ("SFAS 106"). This new rule requires a change from the cash to accrual method of accounting for these costs. Previously, the Company expensed these retiree benefits as they were paid. The Company is amortizing the transition obligation over 20 years. The transition obligation represents the unrecognized cost of benefits that had already been earned by retirees and active employees when the new standard was adopted.

    This treatment is consistent with a CPUC decision which granted Pacific Bell $108 million for partial recovery of 1993 SFAS 106 costs. The CPUC requires that any recoveries granted be used solely to pay for future postretirement benefits. Therefore, the Company contributes these recoveries to Voluntary Employee Benefit Association trusts. The Company is required to file annually for recovery in conjunction with the price cap filing, and therefore such recovery will vary. The 1994 CPUC price cap decision grants Pacific Bell $100 million for partial recovery of SFAS 106 costs. Two ratepayer advocacy groups have each challenged certain aspects of the decision adopting SFAS 106 for ratemaking, which could affect recovery. The Company is unable to predict the outcome of these pending challenges.

    The  ongoing periodic  expense recognized  by the  Company under  SFAS 106
    during  1993 amounted  to $338  million before  taxes.   The $338  million
    represents an increase of about $183 million over the previous method.

    Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 112 ("SFAS 112"), "Employer's Accounting for Postemployment Benefits." SFAS 112 establishes accounting standards for benefits that are provided to former or inactive employees after employment but before retirement (e.g., workers' compensation, long-term disability benefits and disability pensions.)

    The new Statement requires immediate recognition of the cumulative effect of applying the new rule to prior years. The Company restated first quarter 1993 results to recognize a postemployment benefit liability of $251 million. The net income impact of adopting this accounting standard was $148 million, net of a deferred income tax benefit of $103 million. In subsequent years, the Company expects that periodic expense will not differ materially from expense under the prior method.

    Cash and Cash Equivalents

    The  Company  considers  all   highly  liquid  monetary  instruments  with
    maturities of 90 days or less from the date of purchase to be cash equivalents.

    Income Taxes

    Pacific Telesis Group allocates consolidated taxes as if the Company were a separate taxpayer. The Company records its share of the consolidated taxes as tax liabilities and pays amounts due to tax authorities through Pacific Telesis Group.

    Deferred income taxes are provided to reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes.

    Investment tax credits earned prior to their repeal by the Tax Reform Act of 1986 are amortized as reductions in tax expense over the lives of the assets which gave rise to the credits.

    Property, Plant, and Equipment

    Property, plant, and equipment, (which consists primarily of telephone plant dedicated to providing telecommunications services) is carried at cost. The cost of self-constructed plant includes employee wages and benefits, materials and other costs. Regulators allow the Company to accrue an allowance for funds used during construction as a cost of constructing certain plant and as an item of income. This income is not realized in cash currently, but will be realized over the service lives of the related plant.

    Depreciation of telephone plant is computed primarily using the remaining-life method, essentially a form of straight-line depreciation, using depreciation rates prescribed by state and federal regulatory agencies. When retired, the original cost of depreciable telephone plant is charged to accumulated depreciation.

    Expenditures in excess of $500 that increase the capacity, operating efficiency or useful life of an individual asset are capitalized. Expenditures for maintenance and repairs are charged to expense.

    Premium on Debt Retirement

    When debt is refinanced before maturity, the Company recognizes as expense any difference between net book value and redemption price evenly over the term of the replacing issue for intrastate operations, in accordance with the ratemaking treatment of such costs. These costs are expensed as incurred for interstate operations.

B.  RESTRUCTURING AND CURTAILMENT

    During 1993, the Company recorded a pre-tax restructuring charge of $977 million to recognize the incremental cost of force reductions associated with reengineering its internal business processes through 1997. This charge will cover the incremental severance costs associated with terminating approximately 14,400 employees from 1994 through 1997. It will also cover the incremental costs of consolidating and streamlining operations and facilities to support this downsizing initiative.

    In addition, the Company recorded a $590 million pre-tax expense to accelerate recognition of a portion of its embedded post-retirement benefits costs that would otherwise have been recorded over the next 19 years. Accelerated recognition of these costs is required under the curtailment provisions of SFAS 106 because the Company expects to significantly reduce its workforce. Because Pacific Telesis Group already recognized all of its post-retirement benefit transition costs in the first quarter 1993, this additional charge did not affect its consolidated financial statements.

    In 1991 the Company recorded a $201 million pre-tax restructuring charge which included $166 million for the cost of management force reduction programs through 1994 and $35 million for associated pension expense.

C.  INCOME TAXES

    Effective January 1, 1992, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes." This standard requires companies to record all deferred tax liabilities or assets for the deferred tax consequences of all temporary differences, and requires ongoing adjustments for enacted changes in tax rates and regulations. Specific provisions of SFAS 109 require regulated companies to record an asset or a liability when recognizing deferred income taxes, if it is probable that these deferred taxes will be reflected in future rates.

   The components of income tax expense for continuing operations for each year are as follows:

   (Dollars in millions)                        1993      1992      1991
   ----------------------------------------------------------------------
   Current:
     Federal..................................  $519      $649      $552
     State and local income taxes.............   156       170       163
                                               --------------------------
   Total current..............................   675       819       715

   Deferred:
     Federal..................................  (548)     (107)      (83)
     State and local income taxes.............  (148)      (12)       (6)
                                               --------------------------
   Total deferred.............................  (696)     (119)      (89)
                                               --------------------------
   Amortization of investment
     tax credits - net........................   (51)      (61)      (53)
                                               --------------------------
   Total income taxes.........................   (72)      639       573

   Less: Non-operating income tax expense.....   (15)       32         -
                                               --------------------------
   Operating income taxes.....................   (57)     $607      $573
                                               ==========================

   Significant  components   of  the   Company's  deferred   tax  assets   and
   liabilities as of December 31, 1993 are as follows:

                                                        December 31
                                                  -----------------------
   (Dollars in millions)                            1993           1992
   ----------------------------------------------------------------------
   Deferred tax (assets)/liabilities - due to:
      Depreciation and amortization ............   $2,971        $2,837
      Restructuring ............................     (401)            -
      Employee Benefits ........................     (321)            -
      Customer rate reductions .................     (126)         (218)
      Other, net ...............................     (189)         (160)
                                                 ---------     ----------
   Net deferred tax liabilities ................   $1,934        $2,459
                                                 =========     ==========
   Amounts recorded in consolidated
      balance sheet:
         Deferred tax assets* ..................   $1,449        $  597
                                                 =========     ==========

         Deferred tax liabilities* .............   $3,383        $3,056
                                                 =========     ==========
   ----------------------------------------------------------------------

   * Reflects reclassification of certain current and noncurrent amounts to a net presentation.

    The components of deferred income taxes for 1991 are as follows:

   (Dollars in millions)                                       1991
   ------------------------------------------------------------------------
   Deferred tax - due to:
     Depreciation and amortization .......................   $  (58)
     Revenue refunds .....................................       20
     Advance funding of VEBA employee
       benefit trust .....................................      (14)
     Restructuring reserves ..............................      (50)
     Other ...............................................       13
                                                              ------
   Total deferred taxes ..................................     $(89)
                                                              ======

   During August 1993, new tax provisions were enacted under the Omnibus Budget Reconciliation Act of 1993 which included an increase in the corporate tax rate from 34 to 35 percent retroactive to January 1, 1993.
   The cumulative effect of the new tax provisions was recognized in third quarter 1993 increasing tax expense by $15 million. However, this increase was offset by the tax benefit recognized in the fourth quarter due to restructuring and curtailment. Overall, the new tax provisions did not affect the Company's tax expense for the year.

   The reasons for differences each year between the effective income tax rate and the statutory federal income tax rate are provided in the following reconciliation:

                                                  1993       1992     1991
    -----------------------------------------------------------------------
    Federal statutory rate .....................  35.0%      34.0%    34.0%
    Increase (decrease) in taxes resulting from:
      Plant basis differences - net of
        applicable depreciation ................ (63.6)       2.0      2.2
      Amortization of investment tax credits ...  92.9       (3.5)    (3.5)
      State income taxes - net of federal
        income tax benefit .....................  (9.2)       5.9      6.9
      Excess deferred taxes due to rate change..  70.1       (3.6)    (3.1)

      Other differences ........................   7.2        1.3      1.6
                                                 --------------------------
    Effective income tax rate .................. 132.4%      36.1%    38.1%
    -----------------------------------------------------------------------

    The effective tax rate increased due to lower pre-tax income caused by the restructuring charge and the postretirement benefits curtailment.

    In 1987, the company paid $113 million to the Internal Revenue Service ("IRS") under a Summary Assessment relating to contested issues for pre-divestiture tax years 1979 and 1980. In 1992, the IRS refunded the above $113 million plus accrued interest of approximately $68 million. The Company recorded an after-tax gain of approximately $44 million during first quarter 1992.

D.  EMPLOYEE RETIREMENT PLANS

    Defined Benefit Plans

    The Company provides pension, death and survivor benefits to substantially all of its employees through participation in certain Pacific Telesis Group defined benefit pension plans. For some of these plans, benefits are based on a flat dollar amount which varies according to employee job classification and years of service. For other plans, benefits are based on a percentage of final five-year average pay and vary according to years of service.

    The Company is responsible for contributing enough to the pension plans, while the employee is still working, to ensure that adequate funds are available to provide the benefit payments upon the employee's retirement. These contributions are made to an irrevocable trust fund in amounts determined using the aggregate cost actuarial method, one of the actuarial methods specified by the Employee Retirement Income Security Act of 1974 ("ERISA"), subject to ERISA and IRS limitations.

    The Company records pension costs and related obligations under the provisions of Statement of Financial Accounting Standards No. 87, "Employers' Accounting for Pensions" and Statement of Financial Accounting Standards No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits". Specific provisions for regulated enterprises require the Company to recognize pension cost consistent with its ratemaking treatment. Pension costs recognized reflect a California Public Utilities Commission ("CPUC") order requiring the continued use of the aggregate cost method subject to ERISA and IRS limitations, for intrastate operations and a Federal Communications Commission ("FCC") requirement to use SFAS 87 and SFAS 88 for interstate operations.

    During 1992, the Company amended its nonsalaried pension plan to increase benefits for specified groups of employees who elected early retirement under incentive plans. Approximately 1,000 employees elected early retirement under these amendments.

    During 1991, approximately 4,400 eligible management employees elected early retirement or voluntary severance under management force reduction programs offered by the Company. (See "Note B - Restructuring and Curtailment" on page 53).

    Components of pension costs and the funded status of the plans are not presented because the structure of the Pacific Telesis plans does not permit this data to be disaggregated by subsidiary. Pension amounts recognized in the financial statements during each year presented are:

    Pension Cost                                1993      1992     1991
    ---------------------------------------------------------------------
    ($ millions)

    Current year pension cost ................  $ 10      $  0      $(6)
    Settlements & curtailments ...............   (10)        5       35
                                               --------------------------
    Pension cost recognized ..................  $  0      $  5      $29
    ---------------------------------------------------------------------
    Accrued pension cost liability
      recognized in the consolidated
      balance sheets .........................  $620      $573       --
    ---------------------------------------------------------------------

    The amounts shown above for annual pension cost reflect the effects of strong fund asset performance and IRS funding limitations.

    The assets of the plans are primarily composed of common stocks, U.S. Government and corporate obligations, index funds, and real estate investments. The plans' projected benefit obligations for employee service to date reflect the Corporation's expectations of the effects of future salary progression and benefit increases. As of December 31, 1993 and 1992, the actuarial present values of the plans' accumulated benefit obligations, which do not anticipate future salary increases, were $8,537 and $7,570 million, respectively. Of these amounts, $7,668 and $6,777 million, respectively, were vested.

    The assumptions used in computing the present values of benefit obligations include a discount rate of 7.5 percent for 1993 and
    8.5 percent for 1992 and 1991. An 8.0 percent long-term rate of return on assets is assumed in calculating pension costs.

    On March 28, 1994, there will be a special pension window benefit which removes any age discount from pensions for employees eligible to retire with a service pension on that date. This window benefit will only apply to those who are eligible for a service pension that is normally subject to a discount and who retire on March 28, 1994. As of March 21, 1994, about 300 employees had submitted an election form for this offering.

    Effective December 31, 1993, the Company permanently removed the age discount from the normal pension for salaried employees who have 30 or more years of net credited service. It is estimated that approximately 400 employees are affected by this amendment.

    The Company has entered into labor negotiations with union-represented employees in the past and expects to do so in the future. Pension benefits have been included in these negotiations and improvements in benefits have been made periodically. Additionally, the Company has increased benefits to pensioners on an ad hoc basis. While no assurance can be offered with respect to future increases, the Company's expectations for future benefit increases have been reflected in determining pension costs.

    Defined Contribution Plans

    The Company also participates in certain Pacific Telesis Group-sponsored defined contribution retirement plans covering substantially all employees. These plans include the Pacific Telesis Group Supplemental Retirement and Savings Plan for Salaried Employees and the Pacific Telesis Group Supplemental Retirement and Savings Plan for Nonsalaried Employees (collectively, the "Savings Plans").

    The Company's contributions to the Savings Plans are based on matching a portion of eligible employee contributions. All matching employer contributions to the Savings Plans are made through a leveraged employee stock ownership ("ESOP") trust. Total Company contributions to these plans, including contributions allocated to participant accounts through the leveraged ESOP trust, were $64 million, $61 million and $66 million in 1993, 1992 and 1991, respectively.


E.  OTHER POSTRETIREMENT AND POSTEMPLOYMENT BENEFITS

    Substantially  all  retirees and  their dependents  are covered  under the
    Company's plans for medical, dental and life insurance benefits. Approximately 40,000 retirees were eligible to receive these benefits as of January 1, 1993. Employees become eligible upon retirement with eligibility for a service pension. The Company retains the right, subject to applicable legal requirements, to amend or terminate these benefits.

    Currently, the Company pays the full cost of retiree benefits; however, future cost sharing provisions are reflected in the current postretirement benefit cost and liability. Beginning in 1999, employees retiring in 1991 onward will pay a share of the costs of medical coverage that exceed a defined dollar medical cap.

    Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions" ("SFAS 106"). The standard requires that the cost of retiree benefits be recognized in the financial statements from an employee's date of hire until the employee becomes eligible for these benefits. Previously, the Company expensed these retiree benefits as they were paid. The Company is amortizing the transition obligation over 20 years. The transition obligation represents the unrecognized cost of benefits that had already been earned by retirees and active employees
    when  the new standard  was  adopted.   This treatment is consistent with
    a CPUC decision which granted Pacific Bell $108 million for partial recovery of 1993 SFAS 106 costs. The CPUC requires that any recoveries granted be used solely to pay for future postretirement benefits. Therefore, the Company contributes these recoveries to Voluntary Employee Benefit Association trusts. The Company is required to file annually for recovery in conjunction with the price cap filing, and therefore such recovery will vary. The 1994 CPUC price cap decision grants Pacific Bell $100 million for partial recovery of SFAS 106 costs. Two ratepayer advocacy groups have each challenged certain aspects of the decision adopting SFAS 106 for ratemaking, which could affect recovery. The Company is unable to predict the outcome of these pending challenges.

    The ongoing periodic expense recognized by the Company under SFAS 106 during 1993 amounted to $338 million before taxes. The $338 million represents an increase of about $183 million over the previous method. Prior to 1993, postretirement health care costs were expensed as claims were incurred. Postretirement life insurance benefits were expensed on an advance-funded basis for retirees and certain active employees. The costs of these benefits recognized in 1992 and 1991 were $103 and $107 million, respectively.

    Plan assets are invested primarily in domestic and international stocks and domestic investment-grade bonds. The assumed long-term rate of return on plan assets is 8.5 percent. The assumed discount rate, used to measure the accumulated postretirement benefit obligation was 7.5 percent at December 31, 1993.

    The components of net periodic postretirement benefit cost for 1993 are as follows:

    (Dollars in millions)                                      1993
    ---------------------------------------------------------------------

    Service cost .........................................     $ 40
    Interest cost on accumulated postretirement
      benefit obligation .................................      242
    Actual return on plan assets .........................      (79)
    Net amortization and deferral.........................      160
    Curtailment due to force reduction ...................      632
                                                              ------
    Postretirement periodic benefit cost .................     $995
    =====================================================================

    The funded status of the plans is as follows:

                                                           December 31,
    (Dollars in millions)                                      1993
    ---------------------------------------------------------------------
    Accumulated postretirement benefit obligation at September 30, 1993:

       Retirees ..........................................   $2,314
       Eligible active employees .........................      207
       Other active employees ............................      919
                                                            --------
    Total accumulated postretirement benefit
      obligation .........................................    3,440

    Less:
       Fair value of plan assets at September 30, 1993*...     (708)
       Contributions during fourth quarter 1993...........      (78)
       Transition obligation .............................   (1,799)
       Unrecognized net loss**............................     (328)
                                                            --------
    Accrued net postretirement benefit obligation
      recognized in the consolidated balance sheets
      at December 31, 1993................................   $  527
    =====================================================================
    * Estimated allocation of the Company's portion of Pacific Telesis Group plans.

    ** The unrecognized net loss is amortized over time and reflects differences between actuarial assumptions and actual experience. It also includes the impact of changes in actuarial assumptions.

    An annual increase in health care costs of approximately 14 percent is assumed for retirees in 1993. A 13 percent increase is assumed for 1994, declining to an ultimate rate of 6 percent by the year 2002. Should the health care cost trend rate increase by one percent each year, the 1993 increase would be $416 million for the accumulated postretirement benefit obligation and $38 million for the combined service and interest cost components of net periodic cost.

    As of January 1, 1993, the Company adopted SFAS 112 for accounting for postemployment benefits. Postemployment benefits offered by the Company include workers' compensation, disability benefits, disability-related pensions, medical benefit continuation, and severance pay. These benefits are paid to former or inactive employees not yet retired.

    SFAS 112 requires a change from cash to accrual accounting by recording a cumulative catch-up-charge at implementation. A one-time, noncash charge was recorded against earnings applicable to continuing operations of
    $148 million, which is net of a deferred income tax benefit of $103 million. In subsequent years, the Company expects that periodic expense will not differ materially from expense under the prior method.

F.  DEBT AND LEASE OBLIGATIONS

    Long-Term obligations as of December 31, 1993 and 1992 consist principally of debentures of $4,047 and $4,170 million, respectively, and corporate notes of $1,161 and $936 million, respectively. Maturities and interest rates of long-term obligations follow:

                                                      December 31
                                               -------------------------
    Maturities and Interest Rates                 1993           1992
    --------------------------------------------------------------------
    (Dollars in millions)

    1996               7.625%................   $    0         $  100
    1999-2043          4.625% to 8.700% .....    5,208          5,006
                                               -------------------------
    Long-term debt                               5,208          5,106

    Unamortized discount-net of premium .....     (475)          (325)

    Long-term capital lease obligations .....       20             24
                                              --------------------------
    Total long-term obligations .............   $4,753         $4,805
    ====================================================================

    The Company has remaining authority from the CPUC to issue up to $1.25 billion of long and intermediate-term debt from a total of $1.8 billion authorized in September 1993. The proceeds may be used to redeem maturing debt and to refinance other debt issues. The Company has remaining authority from the SEC to issue up to $650 million of long- and intermediate-term debt through a shelf registration filed in April 1993. Debt maturing within one year consists of short-term borrowings and the portion of long-term obligations that matures within one year as follows:

                                                       December 31
                                               -------------------------
                                                   1993           1992
    --------------------------------------------------------------------
    (Dollars in millions)

    Advances from Pacific Telesis Group.......        -             2
    Notes payable to banks ...................    $   4          $ 11
    Commercial paper .........................      534           392
                                               -------------------------
    Total short-term borrowings ..............      538           405
                                               -------------------------
    Current maturities of
      long-term obligations ..................        4             5
                                               -------------------------
    Total debt maturing within one year ......    $ 542          $410
    ======================================================================

    Lines of Credit

    The Company has various formal and informal lines of credit with certain banks. For the most part, these arrangements do not require compensating balances or commitment fees and, accordingly, are subject to continued review by the lending institutions. At December 31, 1993 and 1992, the total unused lines of credit available were approximately $1.6 and $1.3 billion, respectively.

    Issuances and redemptions of long-term debentures and notes during 1993 are described in the tables below.

    Issuances

      Issue             Principal  Interest    Due
      Date                Amount     Rate      Date     Price**    Yield
    -----------------------------------------------------------------------
    (Dollars in millions)
     2/09/93             $  400*    7.500%    2/01/33   96.913%    7.751%
     3/11/93                325     6.250%    3/01/05   97.939%    6.500%
     3/23/93                625     7.125%    3/15/26   98.106%    7.277%
     6/30/93                350     7.375%    6/15/25   98.797%    7.474%
     7/23/93                300     7.375%    7/15/43   99.373%    7.423%
     8/18/93                100     6.875%    8/15/23   96.262%    7.180%
    10/20/93                550     6.625%   10/15/34   96.523%    6.880%
                       ---------
                Total    $2,650
    =======================================================================

    Redemptions

      Call              Principal  Interest    Due       Call     Related
      Date                Amount     Rate      Date     Price**  Issuance
    -----------------------------------------------------------------------
    (Dollars in millions)
     3/01/93             $  300     9.625%   11/01/14   105.28%   2/09/93
     4/01/93                175     8.750%   10/01/06   102.50%   3/11/93
     4/01/93                150     8.650%    4/01/05   102.02%   3/11/93
     4/14/93                350     9.250%    3/01/26   106.16%   3/23/93
     4/14/93                250     9.500%    6/15/11   104.16%   3/23/93
     7/19/93                350     8.750%    8/15/25   103.47%   6/30/93
     8/16/93                300     9.000%    1/15/18   105.29%   7/23/93
     8/20/93                100     7.625%   11/15/96   100.75%      -
     9/10/93                100     8.625%    4/15/23   103.61%   8/18/93
    10/12/93                123     9.125%   12/15/30   114.32%  10/20/93
    11/08/93                200     8.625%    4/15/23   103.61%  10/20/93
    11/12/93                150     8.375%    2/01/17   105.02%  10/20/93
                       ---------
                Total    $2,548
    =======================================================================

    * A portion of the proceeds of this issue were used to refinance $72 million of debentures which had been redeemed in 1992.
    **   Percent of principal amount.

G.  FINANCIAL INSTRUMENTS

  The following table presents information required by SFAS No. 107, "Disclosures about Fair Value of Financial Instruments." The estimated fair value amounts have been determined by the Company, using available market information and appropriate valuation methods. However, considerable judgment enters into estimates of fair value. Accordingly, the estimates presented may not be indicative of the amounts that the Company could realize in a current market exchange.

                               December 31, 1993        December 31, 1992
- ----------------------------------------------------------------------------
                             Carrying   Estimated     Carrying    Estimated
                              Amount   Fair Value      Amount    Fair Value
(Dollars in Millions)
- ----------------------------------------------------------------------------
Assets:
  Cash and short-term
    investments............... $  60       $  60        $  48        $  48
  Notes receivable............     2           2            8            8

Liabilities:
  Debt maturing within one
    year excluding current
    portion of capital
    leases....................   538         538          402          402
  Deposit liabilities.........   290         290          266          266
  Long-term debt.............. 5,208       5,302        5,106        5,183
- -----------------------------------------------------------------------------

  Cash,  other  current  assets,  notes receivable  and  current  obligations:
  Amounts are a reasonable estimate of fair value.

  Long-term debt: Interest rates that are currently available to the Company for issuance of debt with similar terms and remaining maturities are used to estimate fair value for debt issues that are not quoted on an exchange.


H.   RELATED PARTY TRANSACTIONS

  The Company receives certain services associated with corporate functions, e.g., legal, financial, external affairs and governmental relations, human resources and corporate strategy, performed on the Company's behalf by its parent, Pacific Telesis Group. Costs incurred by Pacific Telesis Group which are attributable to the Company are charged directly to the Company. The Company is also charged for its proportionate share of other indirect costs incurred by Pacific Telesis Group. Total costs charged by Pacific Telesis Group and included in general, administrative, and other expenses were $76 million, $65 million and $64 million in 1993, 1992 and 1991, respectively.

  The Company provides nontelecommunications and telecommunications services including local, toll and access services to certain Pacific Telesis Group affiliated companies. Revenues recorded for these services totaled $30 million, $30 million and $33 million in 1993, 1992 and 1991, respectively.

I.   ADDITIONAL FINANCIAL INFORMATION
                                                           December 31
                                                      ---------------------
(Dollars in millions)                                   1993         1992
- ---------------------------------------------------------------------------
Prepaid expenses and other current assets:
     Prepaid directory expenses ..................      $336         $332
     Miscellaneous prepaid expenses ..............        23           25
     Notes and other receivables .................        45           73
     Materials and supplies ......................        68           70
     Current deferred income tax benefits ........       346          302
     Pacific Telesis Group and subsidiaries ......        17            9
     Other .......................................        27           25
                                                       ------       ------
Total ...........................................       $862         $836
===========================================================================

Property, plant, and equipment - net:
     Land  and buildings .........................   $ 2,538      $ 2,417
     Cable, conduit, and connections .............    10,251        9,878
     Central office equipment ....................     9,396        9,358
     Furniture, equipment, and other .............     2,906        2,897
     Construction in progress ....................       569          514
                                                     --------     --------
                                                      25,660       25,064
     Less: accumulated depreciation                    9,708        9,276
                                                     --------     --------
Total ...........................................    $15,952      $15,788
==========================================================================

Deferred charges and other noncurrent assets:
     Deferred charges ............................    $  107       $  225
     Deferred compensated absence ................       226          223
     SFAS 87 pension deferral ....................       367          330
     Investments .................................        79           67
     VEBA III ....................................       176          181
     Other .......................................        34           28
                                                     --------     --------
Total ...........................................     $  989       $1,054
===========================================================================

Other accounts payable:
     Pacific Telesis Group and subsidiaries ......    $   23         $ 15
     AT&T and subsidiaries .......................       214          240
     Payroll .....................................        52           42
     Checks outstanding ..........................       177          235
     Switch replacements .........................       132            -
     Incentive awards payable ....................       188          182
     Bellcore ....................................        19           19
     Other .......................................       205          141
                                                       ------       ------
Total ...........................................     $1,010         $874
==========================================================================

                                                           December 31
                                                      ---------------------
(Dollars in millions)                                    1993        1992
- ---------------------------------------------------------------------------
Other current liabilities:
     Taxes accrued ................................   $   25         $ 94
     Interest accrued .............................      114          119
     Advance billing customers' deposits ..........      269          247
     Accrued compensated absence ..................      284          272
     Accrued refunds ..............................        -           40
     Deferred regulatory liabilities (SFAS 109) ...      120          150
     Restructuring ................................      274           70
     Other ........................................       50           25
                                                       ------       ------
Total ............................................    $1,136       $1,017
===========================================================================
Other noncurrent liabilities and deferred credits:
    Unamortized investment tax credits ...........    $  526       $  574
    Accrued pension cost liability ...............       620          573
    Deferred regulatory liabilities (SFAS 109) ...       108          356
    Workers' compensation ........................       175           68
    Restructuring ................................       823           31
    SFAS 106 Liability............................       703            -
    Other ........................................       303          198
                                                       ------       ------
Total ............................................    $3,258       $1,800
==========================================================================
                                                 For the Year Ended
                                                     December 31
                                         ----------------------------------
(Dollars in millions)                      1993         1992         1991
- ---------------------------------------------------------------------------
Other revenues:
    Directory advertising  ............. $  989       $1,003       $1,002
    Billing and collections ............     79           86           96
    Non-regulated revenue ..............    169          112           82
    Other ..............................    121          129          132
                                         -------      -------      -------
Total .................................. $1,358       $1,330       $1,312
===========================================================================
Other income (expense):
    Allowance for funds used during
      construction ..................... $   35       $   31       $   30
    Interest income ....................      5          103           33
    Other ..............................    (54)         (52)         (28)
                                         -------      -------      -------
Total .................................. $  (14)      $   83       $   35
===========================================================================
Maintenance and repairs ................ $1,396       $1,369       $1,386
Property tax expenses .................. $  173       $  176       $  195
===========================================================================
Cash payments for:
    Interest ........................... $  614       $  529       $  517
    Income taxes ....................... $  744       $  829       $  732
===========================================================================

Major Customer

Nearly all of the Company's revenues were from telecommunications and related services. Approximately 11 percent, 12 percent and 12 percent of operating revenues were earned for services provided to AT&T in 1993, 1992 and 1991, respectively. No other customer accounted for more than 10 percent of operating revenues.

J.  QUARTERLY FINANCIAL INFORMATION

                                                (Unaudited)
                                           (Dollars in millions)
                                 -----------------------------------------
         1993                     First      Second      Third     Fourth
    ----------------------------------------------------------------------
    Total Operating Revenues.... $2,200      $2,237     $2,251    $2,206
    Operating Income............ $  356      $  368     $  361    $ (624)
    Cumulative effect of
      accounting changes........ $ (148)          -          -         -
    Net Income.................. $   96      $  263     $  257    $ (746)
    ----------------------------------------------------------------------

         1992                     First      Second      Third     Fourth
    ----------------------------------------------------------------------
    Total Operating Revenues.... $2,156      $2,209     $2,213     $2,171
    Operating Income............ $  354      $  384     $  396     $  374
    Net Income.................. $  287      $  284     $  286     $  274
    ----------------------------------------------------------------------

    First quarter 1993 results have been restated to reflect the adoption of SFAS 112, "Employers' Accounting for Postemployment Benefits" effective January 1, 1993. Adoption of the new standard reduced first quarter net income by $148 million.

    Fourth quarter 1993 net income was reduced by a restructuring charge of $576 million to recognize the cost of force reductions associated with reengineering internal business processes through 1997. Also as a result of force reductions, fourth quarter 1993 net income was further reduced by $348 million to accelerate recognition of a portion of post-retirement benefits costs in accordance with the curtailment provisions of SFAS 106.

    First and second quarter 1992 results reflect restatements made in 1992 for the adoption, effective January 1, 1992, of SFAS 109, "Accounting for Income Taxes," and a customer refund (the "Product Development Refund"). The adoption of the new accounting rules reduced first quarter net income by $10 million. The restatements made for the Product Development Refund reduce first and second quarter net income by $28 million and $3 million, respectively.

    First quarter 1992 results also reflect one-time after-tax gains of $44 million from the settlement of a pre-divestiture tax matter and $15 million from a court order regarding interstate access earnings.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

No disagreements with accountants on any accounting or financial disclosure matters occurred during the period covered by this report.

                                    PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

     (a)   Documents filed as part of the report:

           (1)  Financial Statements:

                Report of Management ...............................     43

                Report of Independent Accountants ..................     45

                Financial Statements:

                     Consolidated Statements of Income .............     46

                     Consolidated Balance Sheets ...................     47

                     Consolidated Statements of Shareowner's
                     Equity ........................................     48

                     Consolidated Statements of Cash Flows .........     49

                     Notes to Consolidated Financial Statements.....     51

           (2)  Financial Statement Schedules:

                     V    - Property, Plant, and Equipment .........     73

                     VI   - Accumulated Depreciation ...............     77

                     VIII - Valuation and Qualifying Accounts ......     80

                     IX   - Short-Term Borrowings ..................     81


                     Financial statement schedules other than those listed above have been omitted because the required information is contained in the Consolidated Financial Statements and Notes thereto, or because such schedules are not required or applicable.

           (3)  Exhibits:

                     Exhibits identified in parentheses below, on file with the SEC, are incorporated herein by reference as exhibits hereto.

                                 EXHIBIT INDEX

Exhibits   identified  in  parentheses  below,  on  file  with  the  SEC,  are
incorporated  herein by reference as exhibits hereto.   All other exhibits are
provided as part of the electronic transmission.

 Exhibit
 Number                       Description
 -------                      -----------

  2a Modification of Final Judgment (Exhibit (28) to Form 8-K, date of report August 24, 1982, File No. 1-1105).

  2b Plan of Reorganization (Exhibit (2) to Form 8-K, date of report December 16, 1982, File No. 1-1105).

  2c March 14, 1983 Motion to Approve Amended Plan of Reorganization (Exhibit (2)a to Form 8-K, date of report March 14, 1983, File No. 1-1105).

  2d March 25, 1983 Motion to Approve Plan of Reorganization as Further Amended (Exhibit (2)b to Form 8-K, date of report March 14, 1983, File No. 1-1105).

  2e April 7, 1983 Motion to Approve Plan of Reorganization as Further Amended (Exhibit (2)c to Form 8-K, date of report March 14, 1983, File No. 1-1105).

  2f Order issued April 20, 1983 in "U.S. v. Western Electric Company, Incorporated et al.," by the United States District Court for the District of Columbia, Civil Action No. 82-0192 (Exhibit (2) to Form 8-K, date of report April 20, 1983, File No. 1-1105).

  2g August 5, 1983 Memorandum and Order of United States District Court for the District of Columbia approving Plan of Reorganization as Amended (Exhibit (2) to Form 8-K, date of report July 8, 1983, File No. 1-1105).

  2h September 10, 1987 Opinion and Order of the United States District Court for the District of Columbia in "U.S. v. Western Electric Company, Incorporated, et. al.," Civil Action No. 82-0192 (Exhibit 2h to Form SE filed November 10, 1987 in connection with Pacific Telesis Group's Form 10-Q, for the quarter ended September 30, 1987, File No. 1-8609).

  2i March 7, 1988 Opinion and Order of the United States District Court for the District of Columbia in "U.S. v. Western Electric Company, Incorporated et al.," Civil Action No. 82-0192 (Exhibit 2h to Form SE filed March 29, 1988 in connection with Pacific Telesis Group's Form 10-K for 1987, File No. 1-8609).

  2j April 3, 1990 Opinion of the United States Court of Appeals, District of Columbia in "U.S. v. Western Electric Company, Incorporated, et al.," Case Nos. 87-5388 et al. (Exhibit 2j to Form SE filed May 11, 1990 for the quarter ended March 31, 1990 in connection with Pacific Telesis Group's Form 10-Q, File No. 1-8609).

  2k July 25, 1991 Opinion & Order of the United States District Court for the District of Columbia in "U.S. v. Western Electric Company, Incorporated, et al.," Civil Action No. 82-0192 (Exhibit 2k to Form SE filed August 12, 1991 in connection with Pacific Telesis Group's Form 10-Q for the quarter ended June 30, 1991, File No. 1-8609).

  2l October 7, 1991 Order of the United States Court of Appeals, District of Columbia in "U.S. v. Western Electric Company, Incorporated, et al.," Case No. 91-5262, et al. (Exhibit 2l to Form SE filed March 26, 1992, as part of Pacific Telesis Group's Form 10-K for 1991, File No. 1-8609).

  2m May 28, 1993, Order of the United States Court of Appeals, District of Columbia in "U.S v. Western Electric Company, Incorporated, et al., and National Assn. of Broadcasters, et al.," Case Bis, 81-5263, et al. (Exhibit 2m filed August 12, 1993, in connection with Pacific Telesis Group's Form 10-Q for the quarter ended June 30, 1993, File No. 1-
        8609).

  2n    December  28,  1993  Order of  the  United  States  Court of  Appeals,
        District of Columbia in "U.S. v. Western Electric Company, Incorporated, et al.," Case Nos. 92-5111, et al. (Exhibit 2n to Pacific Telesis Group's Form 10-K for 1993, File No. 1-8609).

  3a Articles of Incorporation of Pacific Bell, as amended and restated to January 11, 1993 (Exhibit (3)a to Form SE filed March 26, 1993 in connection with the Company's Form 10-K for 1992).

  3b    By-Laws of Pacific Bell, as amended to March 10, 1994.

  4 No instrument which defines the rights of holders of long- and intermediate-term debt of Pacific Bell and its subsidiaries is filed herewith pursuant to Regulation S-K, Item 601(b)(4)(iii)(A). Pursuant to this regulation, Pacific Bell hereby agrees to furnish a copy of any such instrument to the SEC upon request.

  10a Reorganization and Divestiture Agreement dated as of November 1, 1983 between American Telephone and Telegraph Company, Pacific Telesis Group and its affiliates (Exhibit (10)a to Form 10-K for 1983, File No. 1-8609).

  10b Agreement Concerning Patents, Technical Information and Copyrights dated as of November 1, 1983 between American Telephone and telegraph Company and Pacific Telesis Group (Exhibit (10)g to Form 10-K for 1983, File No. 1-8609).

  10c Agreement Concerning Contingent Liabilities, Tax Matters and Termination of Certain Agreements dated as of November 1, 1983 among American Telephone and Telegraph Company, Bell System Operating Companies and Regional Holding Companies (including Pacific Telesis Group and affiliates) (Exhibit (10)j to Form 10-K for 1983, File No. 1-8609).

  10d Agreement Regarding Allocation of Contingent Liabilities dated as of January 28, 1985 between American Telephone and Telegraph Company, American Information Technologies Corporation, Bell Atlantic
         Corporation, BellSouth Corporation, NYNEX Corporation, Pacific Telesis Group and Southwestern Bell Corporation (Exhibit 10c to Form SE filed March 26, 1986 in connection with Pacific Telesis Group's Form 10-K, File No. 1-8609).

  12     Computation of Ratio of Earnings to Fixed Charges.

  23     Consent of Coopers & Lybrand.

  24 Powers of Attorney executed by Directors and Officers who signed this Form 10-K.




The Corporation will furnish to a security holder upon request a copy of any exhibit at cost.

(b)      Reports on Form 8-K:

         Form 8-K, Date of Report October 5, 1993, was filed with the SEC containing the Underwriting Agreement between the Company and the Underwriters, together with a form of Certificate, in connection with the Company's 6 5/8% Debentures due October 15, 2034.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

  PACIFIC BELL

BY /s/ William E. Downing
  -------------------------
  William E. Downing, Vice President, Chief Financial Officer, Treasurer and
                                   Controller

DATE     March 29, 1994

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Sam Ginn,* Chairman of the Board

P. J. Quigley,* President, Chief Executive Officer and Director

William Downing,* Vice President, Chief Financial Officer, Treasurer and
                                   Controller

Ivan J. Houston,* Director                    Toni Rembe,* Director

Herman E. Gallegos,* Director                 J. R. Harvey,* Director

S. Donley Ritchey,* Director                  William Clark,* Director

Paul Hazen,* Director                         Donald E. Guinn,* Director

Frank C. Herringer,* Director                 Mary S. Metz,* Director

                                              Lewis E. Platt,* Director


*BY
  /s/ Richard W. Odgers
  -------------------------
  Richard W. Odgers, attorney-in-fact
DATE     March 29, 1994

                                                               Sheet 1 of 4

                         PACIFIC BELL AND SUBSIDIARIES

                  SCHEDULE V - PROPERTY, PLANT, AND EQUIPMENT
                             (Dollars in millions)
- ---------------------------------------------------------------------------
     COL. A            COL. B       COL. C      COL. D    COL. E    COL. F
- ---------------------------------------------------------------------------
                       Balance   Additions               Other     Balance
                         at       at Cost   Retirements Changes      at
Classification        12/31/92      (a)         (b)       (c)     12/31/93
- ---------------------------------------------------------------------------
   Year 1993

Land and buildings..   $2,417      $  155      $   34     $  -     $ 2,538
Cable and conduit...    9,878         493         120        -      10,251
Central office
  equipment ........    9,358         779         743        2       9,396
Furniture, equipment
  and other.........    2,897         367         356       (2)      2,906
Construction in
  progress..........      514          58           3        -         569
                   --------------------------------------------------------
Total property,
  plant, and
  equipment ........  $25,064      $1,852      $1,256       $ -    $25,660
===========================================================================

See accompanying notes on Sheet 4 of 4.

                                                               Sheet 2 of 4

                         PACIFIC BELL AND SUBSIDIARIES

                  SCHEDULE V - PROPERTY, PLANT, AND EQUIPMENT
                             (Dollars in millions)
- ---------------------------------------------------------------------------
     COL. A            COL. B       COL. C      COL. D    COL. E    COL. F
- ---------------------------------------------------------------------------
                       Balance   Additions               Other     Balance
                         at       at Cost   Retirements Changes      at
Classification        12/31/91      (a)         (b)       (c)     12/31/92
- ---------------------------------------------------------------------------
   Year 1992

Land and buildings..   $2,328     $  105       $ 16          -     $ 2,417
Cable and conduit...    9,499        480        101          -       9,878
Central office
  equipment ........    9,114        634        390          -       9,358
Furniture, equipment
  and other.........    2,824        387        314          -       2,897
Construction in
  progress..........      457         59          2          -         514
                   --------------------------------------------------------
Total property,
  plant, and
  equipment ........  $24,222     $1,665       $823          -     $25,064
===========================================================================

See accompanying notes on Sheet 4 of 4.

                                                               Sheet 3 of 4

                         PACIFIC BELL AND SUBSIDIARIES

                  SCHEDULE V - PROPERTY, PLANT, AND EQUIPMENT
                             (Dollars in millions)
- ---------------------------------------------------------------------------
     COL. A            COL. B       COL. C      COL. D    COL. E    COL. F
- ---------------------------------------------------------------------------
                       Balance   Additions               Other     Balance
                         at       at Cost   Retirements Changes      at
Classification        12/31/90      (a)         (b)       (c)     12/31/91
- ---------------------------------------------------------------------------
   Year 1991

Land and buildings..   $2,170       $175       $   17        -      $2,328
Station connections.    1,546         19        1,565        -           -
Cable and conduit...    9,141        465          107        -       9,499
Central office
  equipment ........    8,663        770          319        -       9,114
Furniture, equipment
  and other.........    2,809        280          265        -       2,824
Construction in
  progress..........      492        (31)           4        -         457
                   --------------------------------------------------------
Total property,
  plant, and
  equipment ........  $24,821     $1,678       $2,277        -     $24,222
===========================================================================

See accompanying notes on Sheet 4 of 4.

                                                               Sheet 4 of 4
                         PACIFIC BELL AND SUBSIDIARIES

                  SCHEDULE V - PROPERTY, PLANT, AND EQUIPMENT


- -------------------

(a) Property, plant, and equipment, (which consists primarily of telephone plant dedicated to providing telecommunications services) is carried at cost. The cost of self-constructed plant includes employee wages and benefits, materials and other costs. Regulators allow the Company to accrue an allowance for funds used during construction as a cost of constructing certain plant and as an item of income. Additions to property, plant, and equipment under construction are reported net of amounts transferred to in-service classifications upon completion and, as a result, may be negative.

(b) When the Company retires or sells property, plant and equipment, the original cost is credited to the corresponding plant accounts and charged to accumulated depreciation.

(c)   Primarily  reflects   the  reclassification  of  amounts   within  asset
      categories.


- -------------------

  The Company's provision for depreciation is computed primarily using the remaining-life method, essentially a form of straight-line depreciation, using depreciation rates prescribed by state and federal regulatory agencies. The remaining-life method provides for the full recovery of the
  investment  in  telephone  plant.    For  the  years  1993,  1992  and  1991
  depreciation  expressed as  a percentage  of  average depreciable  plant was
  6.9 percent, 7.0 percent, and 7.1 percent, respectively.

- -------------------

                                                               Sheet 1 of 3

                         PACIFIC BELL AND SUBSIDIARIES

                    SCHEDULE VI - ACCUMULATED DEPRECIATION
                             (Dollars in millions)

- ---------------------------------------------------------------------------
     COL. A            COL. B       COL. C      COL. D    COL. E    COL. F
- ---------------------------------------------------------------------------
                       Balance   Additions                (a)     Balance
                         at     Charged to     Retire-   Other       at
Classification        12/31/92    Expense       ments   Changes   12/31/93
- ---------------------------------------------------------------------------
   Year 1993

Land and buildings..   $  399     $   82         $ 16     $(26)     $  439
Cable and conduit...    3,358        488          120      (34)      3,692
Central office
  equipment ........    4,005        781          743       36       4,079
Furniture, equipment
  and other.........    1,514        356          356      (16)      1,498
                   --------------------------------------------------------
Total accumulated
  depreciation .....   $9,276     $1,707       $1,235     $(40)     $9,708
===========================================================================

(a) Other changes for 1993 primarily reflect salvage, cost of removal and reclassifications of amounts within asset categories.

                                                               Sheet 2 of 3

                         PACIFIC BELL AND SUBSIDIARIES

                    SCHEDULE VI - ACCUMULATED DEPRECIATION
                             (Dollars in millions)

- ---------------------------------------------------------------------------
     COL. A            COL. B       COL. C      COL. D    COL. E    COL. F
- ---------------------------------------------------------------------------
                       Balance   Additions                (a)      Balance
                         at     Charged to     Retire-   Other       at
Classification        12/31/91    Expense       ments   Changes   12/31/92
- ---------------------------------------------------------------------------
   Year 1992
Land and buildings..   $  350      $   74       $ 15      $(10)     $  399
Cable and conduit...    3,025         451         99       (19)      3,358
Central office
  equipment ........    3,643         796        387       (47)      4,005
Furniture, equipment
  and other.........    1,422         353        323        62       1,514
                   --------------------------------------------------------
Total accumulated
  depreciation .....   $8,440      $1,674       $824      $(14)     $9,276
===========================================================================

(a) Other changes for 1992 primarily reflect salvage, cost of removal and reclassifications of amounts within asset categories.

                                                               Sheet 3 of 3

                         PACIFIC BELL AND SUBSIDIARIES

                    SCHEDULE VI - ACCUMULATED DEPRECIATION
                             (Dollars in millions)

- ---------------------------------------------------------------------------
     COL. A            COL. B       COL. C      COL. D    COL. E    COL. F
- ---------------------------------------------------------------------------
                       Balance   Additions               Other     Balance
                         at     Charged to     Retire-  Changes      at
Classification        12/31/90    Expense       ments     (a)     12/31/91
- ---------------------------------------------------------------------------
   Year 1991

Land and buildings..   $  315     $   61       $   21      $(5)     $  350
Station connections.    1,565          -        1,565        -           -
Cable and conduit...    2,617        495           88        1       3,025
Central office
  equipment ........    3,139        791          330       43       3,643
Furniture, equipment
  and other.........    1,319        359          263        7       1,422
                   --------------------------------------------------------
Total accumulated
  depreciation .....   $8,955     $1,706       $2,267      $46      $8,440
===========================================================================


(a) Other changes primarily include salvage and amortization deferred to 1992 relating to a depreciation reserve deficiency per FCC order.

                          PACIFIC BELL AND SUBSIDIARIES

              SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
                             (Dollars in millions)

- ---------------------------------------------------------------------------
   Col. A           Col. B             Col. C            Col. D     Col. E
- ---------------------------------------------------------------------------
Allowance for Doubtful Accounts
- -------------------------------
                                    Additions
                              ----------------------
                                  (1)         (2)
                                Booked as   Charged
                 Balance at    Reductions   to Other             Balance at
                End of Prior  to Revenues   Accounts  Deductions   End of
                   Period         (a)         (b)         (c)      Period
- ---------------------------------------------------------------------------
Year 1993          $127           $147        $140        $278      $136
Year 1992          $ 95           $159        $164        $291      $127
Year 1991          $ 81           $123        $125        $234      $ 95
===========================================================================

(a) Provision for uncollectibles as stated in the Consolidated Statements of Income includes certain direct write-offs which are not reflected in this account.

(b) Amounts in this column reflect items of uncollectible interstate and intrastate accounts receivable purchased from and billed for AT&T and other interexchange carriers under contract arrangements.

(c) Amounts in this column include items written off, net of amounts that had previously been written off but subsequently recovered.

Reserve for Restructuring
- -------------------------
                                    Additions
                              ----------------------
                                  (1)         (2)
                                Charged     Charged
                 Balance at    to Costs     to Other             Balance at
                End of Prior  and Expenses  Accounts  Deductions   End of
                   Period         (d)         (e)                  Period
- ---------------------------------------------------------------------------
Year 1993          $101           $977         $43         $24     $1097
Year 1992          $165             $0          $0         $64      $101
Year 1991            $0           $166         $21         $22      $165
===========================================================================

(d) In 1993 and 1991 respectively, Pacific Bell recorded pre-tax restructuring charges to recognize the incremental cost of force reductions.

(e) Amounts in this column reflect items capitalized to construction.

                                                                Sheet 1 of 4

                          PACIFIC BELL AND SUBSIDIARIES

                      SCHEDULE IX - SHORT-TERM BORROWINGS
                             (Dollars in millions)

- ---------------------------------------------------------------------------
   Col. A          Col. B        Col. C     Col. D      Col. E      Col. F
- ---------------------------------------------------------------------------
                                Weighted                           Weighted
                                 Average                Average    Average
                                Interest                 Daily     Interest
                                  Rate      Maximum     Amount       Rate
                                 at the     Amount    Outstanding  During
                   Balance       End of   Outstanding  During the    the
                   at End         the       at any      Period -   Period -
Description       of Period      Period    Month-End      (a)        (b)
- ---------------------------------------------------------------------------

Year 1993

Advances and
  notes from
  Pacific
  Telesis
  Group and
  subsidiaries.        -             -        $ 22      $ 4         3.20%

Notes payable
  to banks (c).     $  4          6.12%       $ 18      $ 8         5.79%

Commercial
  paper (d)....     $534          3.23%       $597     $259         3.22%
                   ------

Total .........     $538
===========================================================================

See accompanying notes on Sheet 4 of 4.

                                                                Sheet 2 of 4

                          PACIFIC BELL AND SUBSIDIARIES

                      SCHEDULE IX - SHORT-TERM BORROWINGS
                             (Dollars in millions)

- ---------------------------------------------------------------------------
   Col. A          Col. B        Col. C     Col. D      Col. E      Col. F
- ---------------------------------------------------------------------------
                                Weighted                           Weighted
                                 Average                Average    Average
                                Interest                 Daily     Interest
                                  Rate      Maximum     Amount       Rate
                                 at the     Amount    Outstanding  During
                   Balance       End of   Outstanding  During the    the
                   at End         the       at any      Period -   Period -
Description       of Period      Period    Month-End      (a)        (b)
- ---------------------------------------------------------------------------

Year 1992

Advances and
  notes from
  Pacific
  Telesis
  Group and
  subsidiaries.      $  2         3.46%        $181       $52        3.95%

Notes payable
  to banks (c).        11         5.55%        $ 17       $13        6.07%

Commercial
  paper (d)....       392         3.42%        $392       $26        3.47%
                   ------
Total .........      $405
===========================================================================

See accompanying notes on Sheet 4 of 4.

                                                                Sheet 3 of 4

                          PACIFIC BELL AND SUBSIDIARIES

                      SCHEDULE IX - SHORT-TERM BORROWINGS
                             (Dollars in millions)

- ---------------------------------------------------------------------------
   Col. A          Col. B        Col. C     Col. D      Col. E      Col. F
- ---------------------------------------------------------------------------
                                Weighted                           Weighted
                                 Average                Average    Average
                                Interest                 Daily     Interest
                                  Rate      Maximum     Amount       Rate
                                 at the     Amount    Outstanding  During
                   Balance       End of   Outstanding  During the    the
                   at End         the       at any      Period -   Period -
Description       of Period      Period    Month-End      (a)        (b)
- ---------------------------------------------------------------------------

Year 1991

Advances and
  notes from
  Pacific
  Telesis
  Group and
  subsidiaries.      $223         4.73%        $223      $200        6.05%

Notes payable
  to banks (c).        12         7.30%        $ 23      $ 14        8.33%

Commercial
  paper (d)....        54         4.62%        $622      $180        5.82%
                   ------
Total .........      $289
===========================================================================

See accompanying notes on Sheet 4 of 4.

                                                                Sheet 4 of 4

                          PACIFIC BELL AND SUBSIDIARIES

                      SCHEDULE IX - SHORT-TERM BORROWINGS



- -----------------------------

(a) Computed by dividing the aggregate daily face amount of advances and notes outstanding by the number of days in the year.

(b) Computed by dividing the aggregate related interest expense by the average daily amount outstanding.

(c) Comprised primarily of borrowings under informal lines of credit with original maturities of 180 days or less.

(d)   Original maturities of 120 days or less.

- -----------------------------

                                 EXHIBIT INDEX

Exhibits   identified  in  parentheses  below,  on  file  with  the  SEC,  are
incorporated  herein by reference as exhibits hereto.   All other exhibits are
provided as part of the electronic transmission.

Exhibit
Number                           Description
- -------                          -----------

   2a Modification of Final Judgment (Exhibit (28) to Form 8-K, date of report August 24, 1982, File No. 1-1105).

   2b Plan of Reorganization (Exhibit (2) to Form 8-K, date of report December 16, 1982, File No. 1-1105).

   2c March 14, 1983 Motion to Approve Amended Plan of Reorganization (Exhibit (2)a to Form 8-K, date of report March 14, 1983, File No. 1-1105).

   2d March 25, 1983 Motion to Approve Plan of Reorganization as Further Amended (Exhibit (2)b to Form 8-K, date of report March 14, 1983, File No. 1-1105).

   2e April 7, 1983 Motion to Approve Plan of Reorganization as Further Amended (Exhibit (2)c to Form 8-K, date of report March 14, 1983, File No. 1-1105).

   2f Order issued April 20, 1983 in "U.S. v. Western Electric Company, Incorporated et al.," by the United States District Court for the District of Columbia, Civil Action No. 82-0192 (Exhibit (2) to Form 8-K, date of report April 20, 1983, File No. 1-1105).

   2g August 5, 1983 Memorandum and Order of United States District Court for the District of Columbia approving Plan of Reorganization as Amended (Exhibit (2) to Form 8-K, date of report July 8, 1983, File No. 1-1105).

   2h September 10, 1987 Opinion and Order of the United States District Court for the District of Columbia in "U.S. v. Western Electric Company, Incorporated, et. al.," Civil Action No. 82-0192 (Exhibit 2h to Form SE filed November 10, 1987 in connection with Pacific Telesis Group's Form 10-Q, for the quarter ended September 30, 1987, File No. 1-8609).

   2i March 7, 1988 Opinion and Order of the United States District Court for the District of Columbia in "U.S. v. Western Electric Company, Incorporated et al.," Civil Action No. 82-0192 (Exhibit 2h to Form SE filed March 29, 1988 in connection with Pacific Telesis Group's Form 10-K for 1987, File No. 1-8609).

   2j April 3, 1990 Opinion of the United States Court of Appeals, District of Columbia in "U.S. v. Western Electric Company, Incorporated, et al.," Case Nos. 87-5388 et al. (Exhibit 2j to Form SE filed May 11, 1990 for the quarter ended March 31, 1990 in connection with Pacific Telesis Group's Form 10-Q, File No. 1-8609).

   2k July 25, 1991 Opinion & Order of the United States District Court for the District of Columbia in "U.S. v. Western Electric Company, Incorporated, et al.," Civil Action No. 82-0192 (Exhibit 2k to Form SE filed August 12, 1991 in connection with Pacific Telesis Group's Form 10-Q for the quarter ended June 30, 1991, File No. 1-8609).

   2l October 7, 1991 Order of the United States Court of Appeals, District of Columbia in "U.S. v. Western Electric Company, Incorporated, et al.," Case No. 91-5262, et al. (Exhibit 2l to Form SE filed March 26, 1992, as part of Pacific Telesis Group's Form 10-K for 1991, File No. 1-8609).

   2m May 28, 1993, Order of the United States Court of Appeals, District of Columbia in "U.S v. Western Electric Company, Incorporated, et al., and National Assn. of Broadcasters, et al.," Case Bis, 81-5263, et al. (Exhibit 2m filed August 12, 1993, in connection with Pacific Telesis Group's Form 10-Q for the quarter ended June 30, 1993, File No. 1-
       8609).

   2n December 28, 1993 Order of the United States Court of Appeals, District of Columbia in "U.S. v. Western Electric Company, Incorporated, et al.," Case Nos. 92-5111, et al. (Exhibit 2n to Pacific Telesis Group's Form 10-K for 1993, File No. 1-8609).

   3a Articles of Incorporation of Pacific Bell, as amended and restated to January 11, 1993 (Exhibit (3)a to Form SE filed March 26, 1993 in connection with the Company's Form 10-K for 1992).

   3b  By-Laws of Pacific Bell, as amended to March 10, 1994.

   4 No instrument which defines the rights of holders of long- and intermediate-term debt of Pacific Bell and its subsidiaries is filed herewith pursuant to Regulation S-K, Item 601(b)(4)(iii)(A). Pursuant to this regulation, Pacific Bell hereby agrees to furnish a copy of any such instrument to the SEC upon request.

 10a Reorganization and Divestiture Agreement dated as of November 1, 1983 between American Telephone and Telegraph Company, Pacific Telesis Group and its affiliates (Exhibit (10)a to Form 10-K for 1983, File No. 1-8609).

 10b Agreement Concerning Patents, Technical Information and Copyrights dated as of November 1, 1983 between American Telephone and telegraph Company and Pacific Telesis Group (Exhibit (10)g to Form 10-K for 1983, File No. 1-8609).

 10c Agreement Concerning Contingent Liabilities, Tax Matters and Termination of Certain Agreements dated as of November 1, 1983 among American Telephone and Telegraph Company, Bell System Operating Companies and Regional Holding Companies (including Pacific Telesis Group and affiliates) (Exhibit (10)j to Form 10-K for 1983, File No. 1-8609).

 10d Agreement Regarding Allocation of Contingent Liabilities dated as of January 28, 1985 between American Telephone and Telegraph Company, American Information Technologies Corporation, Bell Atlantic Corporation, BellSouth Corporation, NYNEX Corporation, Pacific Telesis Group and Southwestern Bell Corporation (Exhibit 10c to Form SE filed March 26, 1986 in connection with Pacific Telesis Group's Form 10-K, File No. 1-8609).

 12    Computation of Ratio of Earnings to Fixed Charges.

 23    Consent of Coopers & Lybrand.

 24 Powers of Attorney executed by Directors and Officers who signed this Form 10-K.




The Corporation will furnish to a security holder upon request a copy of any exhibit at cost.

(b)    Reports on Form 8-K:

       Form 8-K, Date of Report October 5, 1993, was filed with the SEC containing the Underwriting Agreement between the Company and the Underwriters, together with a form of Certificate, in connection with the Company's 6 5/8% Debentures due October 15, 2034.