Form 10-Q
period 1994-03-31
PACIFIC BELL
filed 1994-05-13
CIK 75641

                                   FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549


          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended March 31, 1994


                                      OR


         ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                         Commission File Number 1-1414


                                 PACIFIC BELL


                        I.R.S. Employer No. 94-0745535


                           A California Corporation


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

        At April 30, 1994, 224,504,982 common shares were outstanding.


THE REGISTRANT, A WHOLLY OWNED SUBSIDIARY OF PACIFIC TELESIS GROUP, MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION H(2).

                         PACIFIC BELL AND SUBSIDIARIES

                               TABLE OF CONTENTS






                                                                     Page
PART I.  FINANCIAL INFORMATION                                      Number
- - ------------------------------                                      ------

Item 1.  Financial Statements

           Review Report of Independent Accountants ..............       3

           Condensed Consolidated Statements of Income ...........       4

           Condensed Consolidated Balance Sheets .................       5

           Condensed Consolidated Statements of Shareowner's
              Equity..............................................       6

           Condensed Consolidated Statements of Cash Flows .......       7

           Notes to Condensed Consolidated Financial Statements ..       8

Item 2.  Management's Discussion and Analysis of Results of
           Operations ............................................      10


PART II.  OTHER INFORMATION
- - ---------------------------

Item 6.  Exhibits and Reports on Form 8-K ........................      17

SIGNATURE ........................................................      18
- - ---------

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements




                   REVIEW REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareowner of Pacific Bell:

We have reviewed the accompanying condensed consolidated balance sheet of Pacific Bell and Subsidiaries as of March 31, 1994, and the related condensed consolidated statements of income, shareowner's equity, and cash flows for the three-month periods ended March 31, 1994 and 1993. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical review procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Pacific Bell and Subsidiaries as of December 31, 1993, and the related consolidated statements of income, shareowner's equity, and cash flows for the year then ended (not presented herein); and in our report dated March 3, 1994, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1993, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.





/s/ Coopers & Lybrand

San Francisco, California
May 13, 1994

                         PACIFIC BELL AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                                                    For the 3 Months Ended
                                                           March 31,
                                                    -----------------------
(Dollars in millions)                                   1994        1993
- - ---------------------------------------------------------------------------
OPERATING REVENUES:
Local service .......................................  $   840    $   840
Network access
  Interstate ........................................      397        390
  Intrastate ........................................      174        167
Toll service ........................................      493        511
Other ...............................................      343        332
Less:  Provision for uncollectibles .................       39         40
                                                       --------   --------
Total Operating Revenues ............................    2,208      2,200
                                                       --------   --------
OPERATING EXPENSES:
Cost of products and services........................      477        513
Customer operations and
  selling expense ...................................      422        419
General, administrative, and
  other expense .....................................      304        289
Depreciation and amortization........................      434        426
                                                       --------   --------
Total Operating Expenses ............................    1,637      1,647
                                                       --------   --------
Net Operating Revenues ..............................      571        553
                                                       --------   --------
OPERATING TAXES:
Income taxes ........................................      149        150
Other taxes .........................................       45         47
                                                       --------   --------
Total Operating Taxes ...............................      194        197
                                                       --------   --------
OPERATING INCOME ....................................      377        356
                                                       --------   --------
Other Income (Expense)...............................        2         (2)
                                                       --------   --------
Income before interest expense and cumulative effect
  of change in accounting principle..................      379        354
Interest expense.....................................      103        110
                                                       --------   --------
Income before cumulative effect of change in
  accounting principles..............................      276        244
Cumulative effect of change in accounting principle..       -        (148)
                                                       --------   --------

NET INCOME ..........................................  $   276     $   96
                                                       ========   ========
The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

                         PACIFIC BELL AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                  March 31,     Dec. 31,
(Dollars in millions)                               1994          1993
- - ---------------------------------------------------------------------------
ASSETS                                          (Unaudited)

Cash and cash equivalents .....................  $     52        $    57
Accounts receivable - (net of allowances for
  uncollectibles of $142 and $136 in 1994 and
  1993, respectively) .........................     1,505          1,518
Prepaid expenses and other current assets .....       878            862
                                               ------------   ------------
Total current assets ..........................     2,435          2,437
                                               ------------   ------------

Property, plant, and equipment - at cost.......    25,654         25,660
  Less:  accumulated depreciation .............     9,802          9,708
                                               ------------   ------------
Property, plant, and equipment - net ..........    15,852         15,952
                                               ------------   ------------
Deferred charges and other noncurrent assets ..     1,022            989
                                               ------------   ------------
TOTAL ASSETS ..................................   $19,309        $19,378
                                               ============   ============

LIABILITIES AND SHAREOWNER'S EQUITY

Accounts payable ..............................     1,091          1,255
Debt maturing within one year .................       345            542
Other current liabilities .....................     1,279          1,136
                                               ------------   ------------
Total current liabilities .....................     2,715          2,933
                                               ------------   ------------
Long-term obligations .........................     4,756          4,753
                                               ------------   ------------
Deferred income taxes .........................     2,262          2,280
                                               ------------   ------------
Other noncurrent liabilities and
  deferred credits ............................     3,312          3,258

                                               ------------   ------------

Commitments and Contingencies (Note B)

Total shareowner's equity .....................     6,264          6,154
                                               ------------   ------------
TOTAL LIABILITIES AND SHAREOWNER'S EQUITY .....   $19,309        $19,378
                                               ============   ============


The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

                         PACIFIC BELL AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF SHAREOWNER'S EQUITY
                                  (Unaudited)


                                                   For the 3 Months Ended
                                                          March 31,
                                                   ----------------------
(Dollars in millions)                                  1994        1993
- - -------------------------------------------------------------------------

COMMON STOCK
Balance at beginning of period .................        225         225
                                                   ---------    ---------
Balance at end of period .......................        225         225
                                                   ---------    ---------


ADDITIONAL PAID-IN CAPITAL
Balance at beginning of period .................      5,168       5,168
                                                   ---------    ---------
Balance at end of period .......................      5,168       5,168
                                                   ---------    ---------



REINVESTED EARNINGS
Balance at beginning of period .................        761       1,898
Net income .....................................        276          96
Common dividends declared ......................       (166)       (229)
                                                   ---------    ---------
Balance at end of period .......................        871       1,765
                                                   ---------    ---------


TOTAL SHAREOWNER'S EQUITY ......................     $6,264      $7,158
                                                   =========    =========

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

                         PACIFIC BELL AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                                     For the 3 Months Ended
                                                            March 31,
                                                     ----------------------
(Dollars in millions)                                   1994        1993
- - ---------------------------------------------------------------------------
CASH FROM (USED FOR) OPERATING ACTIVITIES
Net Income ..........................................  $  276      $   96
Adjustments to reconcile net income for items
  currently not affecting operating cash flows:
    Cumulative effect of accounting change...........       -         148
    Depreciation and amortization ...................     434         426
    Deferred income taxes ...........................     (30)        (16)
    Unamortized investment tax credits ..............     (14)        (12)
    Allowance for funds used during construction ....      (8)         (9)
    Changes in operating assets and liabilities:
      Accounts receivable ...........................      11          32
      Prepaid expenses and other current assets .....      (5)          7
      Deferred charges and other noncurrent assets...     (27)         37
      Accounts payable ..............................    (147)       (276)
      Other current liabilities .....................     174         146
      Noncurrent liabilities and deferred credits ...      37         (43)
    Other adjustments, net ..........................       3           8
                                                     ----------  ----------
Cash from operating activities ......................     704         544
                                                     ----------  ----------
CASH FROM (USED FOR) INVESTING ACTIVITIES
Additions to property, plant, and equipment, net ....    (341)       (386)
Other investing activities, net .....................      (4)         (2)
                                                     ----------  ----------
Cash used for investing activities ..................    (345)       (388)
                                                     ----------  ----------
CASH FROM (USED FOR) FINANCING ACTIVITIES
Proceeds from issuance of long-term debt ............       -       1,350
Retirements of long-term debt .......................       -        (300)
Dividends paid ......................................    (166)       (229)
Increase (decrease) in short-term borrowings, net ...    (197)       (398)
Principal payments under capital lease obligations ..      (1)         (1)
Other financing activities, net .....................       -         (86)
                                                     ----------  ----------
Cash used for financing activities ..................    (364)        336
                                                     ----------  ----------
Increase(decrease) in cash and cash equivalents .....      (5)        492
Cash and cash equivalents at January 1 ..............      57          57
                                                     ----------  ----------
Cash and cash equivalents at March 31 ...............  $   52      $   549
                                                     ==========  ==========
- - ---------------------------------------------------------------------------
  Cash payments for:
    Interest ........................................  $  127      $   178
    Income taxes ....................................  $   22      $   127
- - ---------------------------------------------------------------------------
The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

                         PACIFIC BELL AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


A.  BASIS OF PRESENTATION

    The Condensed Consolidated Financial Statements include the accounts of Pacific Bell, and its wholly owned subsidiaries, Pacific Bell Directory ("Directory") and Pacific Bell Information Services ("PBIS"), hereinafter referred to as the "Company." All significant intercompany balances and transactions have been eliminated.

    The Condensed Consolidated Financial Statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the "SEC") applicable to interim financial information. Certain information and footnote disclosures included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in these interim statements pursuant to such SEC rules and regulations. Management recommends that these interim financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's 1993 annual report on Form 10-K.

    In management's opinion, the Condensed Consolidated Financial Statements include all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position and results of operations for each interim period shown. The Condensed Consolidated Financial Statements have been reviewed by Coopers & Lybrand, independent accountants. Their report is on page 3.

B.  PRIOR YEAR ACCOUNTING CHANGES

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

    This treatment is consistent with a CPUC decision which granted Pacific Bell $108 million for partial recovery of 1993 SFAS 106 costs. The CPUC requires that any recoveries granted be used solely to pay for future postretirement benefits. Therefore, the Company contributes these recoveries to Voluntary Employee Beneficiary Association trusts. The Company is required to file annually for recovery in conjunction with the price cap filing, and therefore such recovery will vary. The 1994 CPUC price cap decision grants Pacific Bell $100 million for partial recovery of SFAS 106 costs. Two ratepayer advocacy groups have each challenged certain aspects of the original decision adopting SFAS 106 for ratemaking, which could affect recovery. The Company is unable to predict the outcome of these pending challenges.

                         PACIFIC BELL AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)



B.  PRIOR YEAR ACCOUNTING CHANGES (Cont'd)

    Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 112 ("SFAS 112"), "Employer's Accounting for Postemployment Benefits." SFAS 112 establishes accounting standards for benefits that are provided to former or inactive employees after employment but before retirement. The new Statement requires immediate recognition of the cumulative effect of applying the new rule to prior years. The Company restated first quarter 1993 results to recognize a postemployment benefit liability of $251 million. The net income impact of adopting this accounting standard was $148 million, net of a deferred income tax benefit of $103 million.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
- - ----------------------------------------------------------------------

RESULTS OF OPERATIONS

The following discussions and data compare the three-month period ended March 31, 1994 to the corresponding period in 1993. Results for the first three months of 1994 may not be indicative of results for the full year. (See discussions in "Pending Regulatory Issues" beginning on page 15.)

A summary of selected operating data is shown below:

                                  For the 3 Months Ended
                                         March 31,             Change
                                  ----------------------  -----------------
Selected Operating Data               1994       1993      Amount   Percent
- - ---------------------------------------------------------------------------

Operating ratio (%)                   74.1       74.9      (0.8)       -
Return on shareowner's equity (%)     17.6        5.4      12.2        -
Total employees                     52,457     55,053    (2,596)     (4.7)
Revenues per employee ($ thousands)   42.1       40.0       2.1       5.3
Employees per ten thousand access
  lines*                              34.1       36.5      (2.4)     (6.6)
- - ---------------------------------------------------------------------------
*Excludes Directory Employees

Earnings
- - --------                          For the 3 Months Ended
                                         March 31,             Change
                                  ----------------------  -----------------
($ Millions)                        1994         1993      Amount   Percent
- - ---------------------------------------------------------------------------
Net income                           276           96        180     187.5
- - ---------------------------------------------------------------------------

Earnings increased primarily because first quarter 1993 results were restated to reflect the adoption of SFAS 112 "Employers' Accounting for Postemployment Benefits" effective January 1, 1993. Adoption of the new standard reduced comparative 1993 net income by $148 million.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
- - ----------------------------------------------------------------------

Operating Revenues
- - ------------------
                                 For the 3 Months Ended
                                        March 31,               Change
                                ------------------------  -----------------
Volume Indicators                    1994       1993       Amount   Percent
- - ---------------------------------------------------------------------------
Customer switched access lines in
  service at March 31 (thousands)  14,726     14,398         328       2.3
Interexchange Carrier access
  minutes-of-use (millions)        12,923     11,766       1,157       9.8
  Interstate                        7,627      6,768         859      12.7
  Intrastate                        5,296      4,998         298       6.0
Toll messages (millions)*           1,084      1,031          53       5.1
- - ---------------------------------------------------------------------------
* Toll messages for 1993 have been restated to conform to the current presentation.

                                 For the 3 Months Ended
                                        March 31,               Change
                                ------------------------  -----------------
($ millions)                         1994        1993      Dollar   Percent
- - ---------------------------------------------------------------------------
Total operating revenues            2,208       2,200           8      0.4
- - ---------------------------------------------------------------------------

Although revenues for first quarter 1994 increased only slightly, the Company noted faster growth in access lines and carrier access minutes-of-use. Revenue increases from customer demand were, however, largely offset by price cap rate reductions. These rate reductions were ordered by the California Public Utilities Commission (the "CPUC") and the Federal Communications Commission (the "FCC") under incentive-based regulation. (See also "Pending Regulatory Issues" beginning on Page 15.)

Factors affecting revenue growth are summarized in the following table.

                                                                    Total
                                               Misc.               Change
                                 Price Cap     Rates    Customer    from
($ millions)                      Rates       & Other    Demand     1993
- - ---------------------------------------------------------------------------
Local service ..................    (13)       (10)         23        0
Network access
  Interstate ...................     (4)       (17)         28        7
  Intrastate ...................     (4)        (4)         15        7
Toll service ...................    (10)       (12)          4      (18)
Other revenues .................      -          3           8       11
Uncollectibles .................      -          1           -        1
                                 --------   ---------  --------  --------
Total operating revenues .......    (31)       (39)         78        8
- - ---------------------------------------------------------------------------

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
- - ----------------------------------------------------------------------

The first quarter 1994 increase in local service revenues due to customer demand in the above table reflects a 2.3 percent increase from a year ago in customer access lines.

The increase in interstate network access revenues due to customer demand reflects a 12.7 percent increase in minutes-of-use, as well as increased access lines. However, the interstate revenue increase was partially offset by net adjustments of $19 million to a provision for sharing earnings with customers. The FCC requires sharing earnings above an authorized rate of return under price cap regulation. The increase in intrastate network access revenues due to customer demand reflects 6.0 percent growth in minutes-of-use.

Competition continues to constrain demand for the Company's toll services. The increase in other revenues reflects the success of the Company's business and residential voice mail products. The increase was partially offset by a decrease in directory advertising revenues.

Operating Expenses
- - ------------------
                                 For the 3 Months Ended
                                        March 31,               Change
                                ------------------------  -----------------
($ millions)                          1994        1993     Dollar   Percent
- - ---------------------------------------------------------------------------
Total operating expenses            $1,637      $1,647      (10)      (.6)
- - ---------------------------------------------------------------------------

Total operating expenses decreased slightly when compared with 1993. As displayed in the table below, salaries, wages and employee benefits decreased. These decreases were largely offset by increases in contracted services and software licensing fees relating to the Company's efforts to increase the capabilities of the telecommunications network.

                                                                       Total
                                         Software                     Change
                   Salaries  Contracted   License  Employee             From
 ($ millions)      & Wages    Services     Fees    Benefits    Other    1993
- - ----------------------------------------------------------------------------
Cost of products
  & services ......   ($34)       ($5)      $19       ($15)     ($1)   ($36)
Customer operations
  & selling expense.     -          2         -          3       (2)      3
General, admin. &
  other expense ....     5         23         -          -      (13)     15
Depreciation
  & amortization....     -          -         -          -        8       8
                    -------    -------   -------    -------    ------   -----
Total operating
  expenses .........  ($29)       $20       $19       ($12)     ($8)    (10)
- - -----------------------------------------------------------------------------

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
- - ----------------------------------------------------------------------

Salary and wage expense declined primarily as a result of storm-related overtime pay in Southern California in the comparable period last year. Salary and wage expense also decreased a net $5 million due to a reduction in the workforce which was partially offset by higher wage rates. In addition, the December 1993 decision to defer management salary increases reduced upward pressure on salary expense. In April, the Company lifted the management wage freeze effective July 1, 1994.

Contracted services expense increased primarily because of research and development costs supporting the Company's previously announced plans to upgrade the core network infrastructure and to begin building an integrated telecommunications, information, and entertainment network.

Licensing fees for digital switching software increased as the Company implemented plans to create a fully digital telecommunications network. Employee benefits expense decreased primarily because of a smaller workforce. Depreciation expense increased due to an expanded plant base reflecting the Company's increased investments in the network.

Operating Taxes
- - ---------------
                                     1994       1993      Change    Percent
- - ---------------------------------------------------------------------------
Operating Taxes                       194        197        (3)      (1.5)
- - ---------------------------------------------------------------------------

Reductions  in  certain  deferred  tax  liabilities  lowered  tax  expense  by
$16 million.   These reductions  were partially offset  by a federal  tax rate increase and higher pre-tax income.

Interest Expense
- - ----------------
                                     1994       1993      Change    Percent
- - ---------------------------------------------------------------------------
Interest expense                      103        110        (7)      (6.4)
- - ---------------------------------------------------------------------------

Interest expense decreased primarily due to lower interest rates for long-term debt reflecting the Company's refinancing efforts in recent years.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
- - ----------------------------------------------------------------------


Cumulative Effect of Accounting Change
- - --------------------------------------

Effective January 1, 1993, the Company adopted two new accounting rules for postretirement benefits and postemployment benefits. A first quarter 1993 noncash charge was recorded representing the cumulative after-tax effects of applying the new rule for postemployment benefits to prior years. (See also Note B - "Prior Year Accounting Changes" on page 8.) These new accounting rules will increase annual benefit costs, but are not expected to materially affect reported earnings.

Status of Restructuring Reserve
- - -------------------------------

As previously reported, the Company established a restructuring reserve at the end of 1993 to provide for the incremental cost of force reductions and other related costs to restructure its internal business processes through 1997. A total of 1,800 employees left the company during first quarter 1994. A total of $21 million was charged to the reserve in first quarter 1994, leaving a balance of $1,076 million as of March 31, 1994. These costs were primarily to cover severance benefits for about 600 employees. The majority of this year's costs will be incurred during the second half of 1994.


Capital Expenditures
- - --------------------

The Company invested about $325 million during the first three months of 1994 primarily to modernize and expand the network. The Company expects to invest about $1.8 billion in 1994, and about $16 billion over the next seven years.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
- - ----------------------------------------------------------------------

PENDING REGULATORY ISSUES

CPUC Regulatory Framework Review
- - --------------------------------

In March 1994, a CPUC Administrative Law Judge issued a proposed decision in the New Regulatory Framework ("NRF") review. Among other issues, this review has examined elements of the price cap formula, including the productivity factor and the rate of return on investment, adopted in the 1989 NRF order. The proposed decision would eliminate an element of the NRF which requires equal sharing with customers of earnings exceeding a benchmark rate of return. Earnings above a rate of return of 16.5 percent would continue to be returned to customers. The proposed decision also recommends increasing the productivity factor of the price cap formula from 4.5 percent to 6.0 percent for the period 1994 through 1996. If adopted by the CPUC, the change in the productivity factor would reduce annualized revenues about $100 million each year, when compared to the previous year, through 1996. The Company does not believe that the record in this proceeding supports an increase in the productivity factor.

In April 1994, the Assigned Commissioner asked for additional comments on whether the record in this proceeding would support modification of the price cap formula. Modifications would include eliminating the rate of return ceiling, indexing the rate of return floor to the 30 year Treasury Bond rate, and redefining requirements for recovery of costs resulting from exogenous events. The new definition would authorize recovery only for substantial costs sustained as a result of a natural disaster or calamity. In response, the Company filed comments noting the record supported elimination of the rate of return ceiling. The Company also commented that the record does not support the proposed indexing of the rate of return floor, but does support eliminating the floor. In addition, there is support for the redefinition of exogenous costs with the modification that recovery for jurisdictional cost shifts also be included. The Company is unable to predict the final outcome of these proceedings or the effective date of rate reductions, if any.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
- - ----------------------------------------------------------------------


Late Payment Charge Complaint
- - -----------------------------

In March 1991, a consumer advocacy group filed a complaint with the CPUC against the Company alleging that erroneous late payment charges were assessed against some customers. In May 1993, the CPUC ordered the Company to refund about $35 million in late payment and reconnection charges which resulted from problems with its payment processing system. The CPUC also imposed penalties totaling $15 million on the Company for improperly assessing late payment charges and disconnecting customers between 1986 and February 1991. In November 1993, the CPUC granted the Company a limited rehearing of the decision. The rehearing examined the legal basis for the penalties, the statute of limitations on refunds, and whether unclaimed refunds must escheat to the state. In April 1994, the CPUC announced it would let its May 1993 order stand with minor modifications. As a result, the Company will reflect an after-tax charge of about $30 million during second quarter 1994. However, the Company believes the CPUC's most recent decision continues to misinterpret California law and exceeds the CPUC's authority. For these reasons, the Company will seek review of the decision by the California Supreme Court. The Company is unable to predict the outcome of this matter.

FCC Annual Access Tariff Filing
- - ---------------------------

In April 1994, the Company submitted its annual access tariff filing to the FCC under price cap regulation. In its filing, the Company proposed an annual revenue reduction of about $20 million effective July 1, 1994. This decrease reflects the net effect of changes in the inflation and productivity factors, plus exogenous cost reductions of $21 million required by the FCC's rules.

Personal Communications Services
- - --------------------------------

The Corporation plans to aggressively pursue licenses for personal communications services ("PCS") at FCC auctions expected late this year or early in 1995. In December 1993, the FCC awarded "pioneer preferences" to several companies. One company received one of the two larger Major Trading Area ("MTA") licenses covering the Los Angeles, San Diego, and Las Vegas market area. That company will receive the license without charge. This is expected to place the successful bidder for the remaining MTA license in that area at a significant competitive disadvantage because of its higher cost structure. Winning bids in major PCS markets are expected to require large capital expenditures. On March 1, 1994, the Company filed Petitions for Review with the U.S. Court of Appeals for the D.C. Circuit seeking review of the FCC's orders that granted pioneer preference awards at no charge. A subcommittee of Congress is investigating the FCC's policy for making these awards as well.

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

    (a)  Exhibits.

         Exhibits identified in parentheses below, on file with the SEC, are incorporated herein by reference as exhibits hereto.

Exhibit
Number                            Description
- - -------                           -----------

  4 No instrument which defines the rights of holders of long- and intermediate-term debt of Pacific Bell is filed herewith pursuant to Regulation S-K, Item 601(b)(4)(iii)(A). Pursuant to this regulation, Pacific Bell hereby agrees to furnish a copy of any such instrument to the SEC upon request.

  15     Letter re unaudited interim financial information.


The Company will furnish to a security holder upon request a copy of any exhibit at cost.

 (b)     Reports on Form 8-K.
         --------------------

         No reports on Form 8-K have been filed during the quarter for which this report is filed.

FORM 10-Q





                                  SIGNATURE
                                  ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                    Pacific Bell



                               By   /s/ Peter A. Darbee
                                    ---------------------------------------
                                    Peter A. Darbee
                                    Vice President, Chief Financial Officer
                                      and Controller



May 13, 1994

                                 EXHIBIT INDEX

Exhibits   identified  in  parentheses  below,  on  file  with  the  SEC,  are
incorporated herein by  reference as exhibits hereto.   All other exhibits are
provided as part of the electronic transmission.

Exhibit
Number                            Description
- - -------                           -----------

  4 No instrument which defines the rights of holders of long- and intermediate-term debt of Pacific Bell is filed herewith pursuant to Regulation S-K, Item 601(b)(4)(iii)(A). Pursuant to this regulation, Pacific Bell hereby agrees to furnish a copy of any such instrument to the SEC upon request.

  15     Letter re unaudited interim financial information.