Form 10-Q
period 1994-06-30
PACIFIC BELL
filed 1994-08-12
CIK 75641

                                   FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549


          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended June 30, 1994


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

         At July 31, 1994, 224,504,982 common shares were outstanding.


THE REGISTRANT, A WHOLLY OWNED SUBSIDIARY OF PACIFIC TELESIS GROUP, MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION H(2).

                         PACIFIC BELL AND SUBSIDIARIES

                               TABLE OF CONTENTS






                                                                     Page
PART I.  FINANCIAL INFORMATION                                      Number
- ------------------------------                                      ------

Item 1.  Financial Statements

           Review Report of Independent Accountants ..............       3

           Condensed Consolidated Statements of Income ...........       4

           Condensed Consolidated Balance Sheets .................       5

           Condensed Consolidated Statements of Shareowner's
              Equity..............................................       6

           Condensed Consolidated Statements of Cash Flows .......       7

           Notes to Condensed Consolidated Financial Statements ..       8

Item 2.  Management's Discussion and Analysis of Results of
           Operations ............................................      10


PART II.  OTHER INFORMATION
- ---------------------------

Item 6.  Exhibits and Reports on Form 8-K ........................      19

SIGNATURE ........................................................      20
- ---------

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements




                   REVIEW REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareowner of Pacific Bell:

We have reviewed the accompanying condensed consolidated balance sheet of Pacific Bell and Subsidiaries as of June 30, 1994, and the related condensed consolidated statements of income for the three- and six-month periods ended June 30, 1994 and 1993, and the condensed consolidated statements of shareowner's equity and cash flows for the six-month periods ended June 30, 1994 and 1993. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical review procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements for them to be in conformity with generally accepted accounting principles.

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





Coopers & Lybrand

San Francisco, California
August 12, 1994

                         PACIFIC BELL AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                               For the 3 Months Ended  For the 6 Months Ended
                                       June 30,                 June 30,
                               ----------------------  ----------------------
(Dollars in millions)              1994      1993          1994      1993
- -----------------------------------------------------------------------------
OPERATING REVENUES:
Local service .................   $  827    $  858        $1,667    $1,698
Network access
  Interstate ..................      387       394           784       784
  Intrastate ..................      167       164           340       331
Toll service ..................      501       512           994     1,023
Other .........................      327       344           671       676
Less: Provision for
         uncollectibles .......       37        35            76        75
                                 --------  --------      --------  --------
Total Operating Revenues ......    2,172     2,237         4,380     4,437
                                 --------  --------      --------  --------
OPERATING EXPENSES:
Cost of products and services..      471       479           947       992
Customer operations and
  selling expense .............      461       449           884       868
General, administrative, and
  other expense ...............      231       311           535       600
Depreciation and amortization..      435       429           869       855
                                 --------  --------      --------  --------
Total Operating Expenses ......    1,598     1,668         3,235     3,315
                                 --------  --------      --------  --------
Net Operating Revenues ........      574       569         1,145     1,122
                                 --------  --------      --------  --------
OPERATING TAXES:
Income taxes ..................      153       154           302       304
Other taxes ...................       45        47            90        94
                                 --------  --------      --------  --------
Total Operating Taxes .........      198       201           392       398
                                 --------  --------      --------  --------
OPERATING INCOME ..............      376       368           753       724
                                 --------  --------      --------  --------
Other Income (Expense).........       (3)        6            (1)        4
                                 --------  --------      --------  --------
Income before interest expense
  and cumulative effect of change
  in accounting principle.....       373       374           752       728
Interest expense..............       117       111           220       221
                                 --------  --------      --------  --------
Income before cumulative
  effect of change in
  accounting principles.......       256       263           532       507
Cumulative effect of change
  in accounting principle.....         -         -             -      (148)
                                 --------  --------      --------  --------
NET INCOME ...................    $  256    $  263        $  532    $  359
                                 ========  ========      ========  ========
The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.
                                       4

                         PACIFIC BELL AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                 June 30,     December 31,
(Dollars in millions)                              1994           1993
- ---------------------------------------------------------------------------
ASSETS                                          (Unaudited)

Cash and cash equivalents .....................  $    42        $    57
Accounts receivable - (net of allowances for
  uncollectibles of $143 and $136 in 1994 and
  1993, respectively) .........................    1,496          1,518
Prepaid expenses and other current assets .....      865            862
                                               ------------   ------------
Total current assets ..........................    2,403          2,437
                                               ------------   ------------

Property, plant, and equipment - at cost.......   25,816         25,660
  Less:  accumulated depreciation .............   10,024          9,708
                                               ------------   ------------
Property, plant, and equipment - net ..........   15,792         15,952
                                               ------------   ------------
Deferred charges and other noncurrent assets ..      989            989
                                               ------------   ------------
TOTAL ASSETS ..................................  $19,184         $19,378
                                               ============   ============

LIABILITIES AND SHAREOWNER'S EQUITY

Accounts payable ..............................    1,150           1,255
Debt maturing within one year .................      197             542
Other current liabilities .....................    1,310           1,136
                                               ------------   ------------
Total current liabilities .....................    2,657           2,933
                                               ------------   ------------
Long-term obligations .........................    4,758           4,753
                                               ------------   ------------
Deferred income taxes .........................    2,253           2,280
                                               ------------   ------------
Other noncurrent liabilities and
  deferred credits ............................    3,286           3,258

                                               ------------   ------------

Commitments and Contingencies (Note B)

Total shareowner's equity .....................    6,230           6,154
                                               ------------   ------------
TOTAL LIABILITIES AND SHAREOWNER'S EQUITY .....  $19,184         $19,378
                                               ============   ============


The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

                         PACIFIC BELL AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF SHAREOWNER'S EQUITY
                                  (Unaudited)


                                                   For the 6 Months Ended
                                                          June 30,
                                                   ----------------------
(Dollars in millions)                                  1994        1993
- -------------------------------------------------------------------------

COMMON STOCK
Balance at beginning of period .................        225         225
                                                   ---------    ---------
Balance at end of period .......................        225         225
                                                   ---------    ---------


ADDITIONAL PAID-IN CAPITAL
Balance at beginning of period .................      5,168       5,168
                                                   ---------    ---------
Balance at end of period .......................      5,168       5,168
                                                   ---------    ---------



REINVESTED EARNINGS
Balance at beginning of period .................        761       1,898
Net income .....................................        532         359
Common dividends declared ......................       (452)       (489)
Minimum pension liability adjustment............         (4)         -
                                                   ---------    ---------
Balance at end of period .......................        837       1,768
                                                   ---------    ---------


TOTAL SHAREOWNER'S EQUITY ......................     $6,230      $7,161
                                                   =========    =========

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

                         PACIFIC BELL AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                                     For the 6 Months Ended
                                                             June 30,
                                                     ----------------------
(Dollars in millions)                                   1994        1993
- ---------------------------------------------------------------------------
CASH FROM (USED FOR) OPERATING ACTIVITIES
Net Income .......................................... $  532      $   359
Adjustments to reconcile net income for items
  currently not affecting operating cash flows:
    Cumulative effect of accounting change...........     -           148
    Depreciation and amortization ...................    869          855
    Deferred income taxes ...........................    (49)         (36)
    Unamortized investment tax credits ..............    (35)         (25)
    Allowance for funds used during construction ....    (15)         (18)
    Changes in operating assets and liabilities:
      Accounts receivable ...........................     39            9
      Prepaid expenses and other current assets .....     (4)          12
      Deferred charges and other noncurrent assets...      2           50
      Accounts payable ..............................   (105)        (200)
      Other current liabilities .....................    173          124
      Noncurrent liabilities and deferred credits ...     64          (14)
    Other adjustments, net ..........................      2           16
                                                     ----------  ----------
Cash from operating activities ......................  1,473        1,280
                                                     ----------  ----------
CASH FROM (USED FOR) INVESTING ACTIVITIES
Additions to property, plant, and equipment, net ....   (700)        (842)
Other investing activities, net .....................      1           (1)
                                                     ----------  ----------
Cash used for investing activities ..................   (699)        (843)
                                                     ----------  ----------
CASH FROM (USED FOR) FINANCING ACTIVITIES
Proceeds from issuance of long-term debt ............     -         1,700
Retirements of long-term debt .......................     -        (1,225)
Dividends paid ......................................   (452)        (489)
Increase (decrease) in short-term borrowings, net ...   (345)        (305)
Principal payments under capital lease obligations ..      8           -
Other financing activities, net .....................     -          (104)
                                                     ----------  ----------
Cash used for financing activities ..................   (789)        (423)
                                                     ----------  ----------
Increase(decrease) in cash and cash equivalents .....    (15)          14
Cash and cash equivalents at January 1 ..............     57           57
                                                     ----------  ----------
Cash and cash equivalents at June 30................. $   42       $   71
                                                     ==========  ==========
- ---------------------------------------------------------------------------
  Cash payments for:
    Interest ........................................  $  190      $   303
    Income taxes ....................................  $  238      $   275
- ---------------------------------------------------------------------------
The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

                         PACIFIC BELL AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


A.  BASIS OF PRESENTATION

    The Condensed Consolidated Financial Statements include the accounts of Pacific Bell and its wholly owned subsidiaries, Pacific Bell Directory ("Directory") and Pacific Bell Information Services ("PBIS"), hereinafter referred to as the "Company." All significant intercompany balances and transactions have been eliminated.

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

B.  PRIOR YEAR ACCOUNTING CHANGES

    Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions" ("SFAS 106"). Under decisions by the California Public Utilities Commission (the "CPUC"), the Company was granted $100 and $108 million for 1994 and 1993, respectively, for partial recovery of higher costs under SFAS 106. Two ratepayer advocacy groups have each challenged certain aspects of the original decision adopting SFAS 106 for ratemaking, which could affect recovery. The Company is unable to predict the outcome of these pending challenges.

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

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OR OPERATIONS
- ----------------------------------------------------------------------

RESULTS OF OPERATIONS

The following discussions and data compare the six-month period ended June 30, 1994 to the corresponding period in 1993. Results for the first six months of 1994 may not be indicative of results for the full year. (See discussions in "Pending Regulatory Issues" beginning on page 15.)

A summary of selected operating data is shown below:

                                  For the 6 Months Ended
                                         June 30,               Change
                                  ----------------------  -----------------
Selected Operating Data               1994      1993       Amount   Percent
- ---------------------------------------------------------------------------

Operating ratio (%)                   73.9       74.7       (0.8)       -
Return on shareowner's
  equity (%) ...................      17.1       10.0**      7.1        -
Total employees ................    52,207     54,912     (2,705)    (4.9)
Revenues per employee
  ($ thousands) ................      83.9       80.8        3.1      3.8
Employees per ten thousand
  access lines* ................      33.4       36.3       (2.9)    (8.0)
- ---------------------------------------------------------------------------
 *  Excludes Directory employees
**  Restated due to the Cumulative Effect of Change in Accounting Principle


Earnings
- --------                          For the 6 Months Ended
                                         June 30,              Change
                                  ----------------------  -----------------
($ Millions)                         1994        1993      Amount  Percent
- ---------------------------------------------------------------------------
Net income                            532         359        173     48.2
- ---------------------------------------------------------------------------

Earnings reflect an improved California economy and the Company's continuing cost reduction programs. 1993 results included the adoption of Statement of Financial Accounting Standards 112 "Employers' Accounting for Postemployment Benefits" effective January 1, 1993. Adoption of the new standard reduced comparative 1993 net income by $148 million. 1994 net income was reduced about $29 million because of a California Public Utilities Commission ("CPUC") refund order. In April 1994, the CPUC let stand its previous order requiring the Company to refund about $35 million in late payment and reconnection charges which resulted from past problems with its payment processing system. The order also imposed penalties totaling $15 million.

- ------------------------------------------------------------------------------



Operating Revenues
- ------------------
                                 For the 6 Months Ended
                                        June 30,                Change
                                ------------------------  -----------------
Volume Indicators                    1994       1993       Amount   Percent
- ---------------------------------------------------------------------------
Customer switched access
  lines in service at
  June 30  (thousands) ..........  14,790     14,443         347       2.4
Interexchange Carrier access
  minutes-of-use (millions) .....  25,931     23,825       2,106       8.8
  Interstate ....................  15,247     13,782       1,465      10.6
  Intrastate ....................  10,684     10,043         641       6.4
Toll messages (millions)* .......   2,195      2,097          98       4.7
- ---------------------------------------------------------------------------
* Toll messages for 1993 have been restated to conform to the current presentation.

                                 For the 6 Months Ended
                                        June 30,                Change
                                ------------------------  -----------------
($ millions)                         1994        1993      Dollar   Percent
- ---------------------------------------------------------------------------
Total operating revenues
                                    4,380       4,437       (57)     (1.3)
- ---------------------------------------------------------------------------

Revenues decreased due to rate reductions ordered by the CPUC and the Federal Communications Commission (the "FCC") under incentive-based regulation. In addition, revenues were reduced by accruals totaling $32 million for sharing interstate earnings with customers. The FCC requires sharing earnings above a threshold rate of return. Revenues were also reduced $27 million due to the CPUC's refund order related to customer late payment charges. These and other reductions were partially offset by increases due to customer demand as shown by the key volume indicators above.

- ------------------------------------------------------------------------------

The primary factors affecting revenue are summarized in the following table.

                                                                    Total
                                         Late      Misc.             Change
                   Price Cap  Sharing   Payment   Rates    Customer  from
($ millions)          Rates   Accruals   Refund   & Other   Demand   1993
- ---------------------------------------------------------------------------
Local service ......   (27)       -         -       (36)      32      (31)
Network access
  Interstate .......    (8)     (32)        -       (8)       48        0
  Intrastate .......    (8)       -         -       (16)      33        9
Toll service .......   (21)       -         -       (13)       5      (29)
Other revenues .....     -        -       (27)        -       22       (5)
Uncollectibles .....     -        -         -        (1)       -       (1)
                    --------  --------  -------- -------- -------- --------
Total operating
  revenues .........   (64)     (32)      (27)      (74)     140      (57)
- ---------------------------------------------------------------------------

The increases in revenue due to customer demand in the above table are the result of growth in key volume indicators. Local service revenues reflect a
2.4 percent increase from a year ago in customer access lines. Interstate network access revenues reflect a 10.6 percent increase in minutes-of-use, as well as increased access lines. Intrastate network access revenues reflect
6.4 percent growth in minutes-of-use. Competition continues to constrain demand for the Company's toll services.

The increase in other revenues due to customer demand reflects the success of the Company's business and residential voice mail products. Voice processing units in service increased 37.2 percent. Directory advertising revenues decreased slightly.

- ------------------------------------------------------------------------------

Operating Expenses
- ------------------
                                 For the 6 Months Ended
                                        June 30,               Change
                                ------------------------  -----------------
($ millions)                          1994        1993     Dollar   Percent
- ---------------------------------------------------------------------------
Total operating expenses            $3,235      $3,315      $(80)    (2.4)
- ---------------------------------------------------------------------------

Total operating  expenses for the first  half of 1994  decreased when compared
with  1993 reflecting  the Company's  continuing cost  reduction efforts.   As
displayed in the table below, salaries, wages and employee benefits decreased. These decreases were partially offset by increases in contracted services and software licensing fees relating to the Company's efforts to increase the capabilities of the telecommunications network.
                                                                     Total
                                                           Software  Change
                      Salaries Employee  Miscel-  Contract  License   From
 ($ millions)         & Wages  Benefits  laneous  Services    Fees    1993
- ----------------------------------------------------------------------------
Cost of products
  & services ........   $(43)    $(16)      $9      $(11)    $16     $(45)
Customer operations
  & selling expense..     (7)       9        5         9       0       16
General, admin. &
  other expense .....     (5)     (40)     (25)        5       0      (65)
Depreciation
  & amortization.....      -        -       14         -       -       14
                      -------- -------- -------- -------- -------- --------
Total operating
  expenses .........    $(55)    $(47)     $ 3        $3     $16     $(80)
- -----------------------------------------------------------------------------

Salary and wage expense decreased $38 million due to a reduction in the workforce which was partially offset by higher nonsalaried wage rates. Overtime decreased $42 million primarily due to storm repairs in the comparable period last year, and continued cost reduction efforts. Annual management salary increases scheduled to take effect in January were deferred to July 1994. Management estimates this deferral saved about $11 million for the six month period. The decrease in employee benefits expense is primarily due to certain nonrecurring adjustments and a decrease in postretirement benefit costs related to force reduction plans.

Contracted services expense increased primarily because of research and development costs supporting the Company's plans to build an integrated telecommunications, information, and entertainment network. However, this increase was largely offset by a $15 million reduction for contract systems programmers which resulted from last year's completion of billing system enhancements. Licensing fees for digital switching software increased as the Company implemented plans to create a fully digital telecommunications network.

- ------------------------------------------------------------------------------

Operating Taxes
- ---------------
                                     1994       1993      Change    Percent
- ---------------------------------------------------------------------------
Operating Taxes                      $392       $398       $(6)      (1.5)
- ---------------------------------------------------------------------------

Operating taxes decreased slightly in comparison with the first half of 1993. Reductions in certain deferred tax liabilities lowered tax expense by $16 million. Acceleration of investment tax credits due to shorter plant lives decreased tax expense by an additional $10 million over the comparable period. These reductions were largely offset by increases related to the federal tax increase and higher pre-tax income.

Interest Expense
- ----------------
                                     1994       1993      Change    Percent
- ---------------------------------------------------------------------------
Interest expense                     $220       $221       $(1)      (0.0)
- ---------------------------------------------------------------------------

Interest expense remained flat when compared with the first half of 1993. Interest expense on long term debt decreased $21 million. This decrease is composed of a $12 million reduction related to higher borrowing levels last year and a $9 million decrease due to lower interest rates. Long term debt levels were temporarily higher in 1993 due to time-lags between new debt issuances and the retirements of refinanced amounts. These decreases were offset by increases in miscellaneous interest expense related to the CPUC's late payment charges decision and other nonrecurring items.

Other Income (Expense)
- ----------------------
                                     1994       1993      Change    Percent
- ---------------------------------------------------------------------------
Other Income (Expense)               $(1)        $4        $(5)     (125.0)
- ---------------------------------------------------------------------------

A decrease of $11 million in after-tax charges related to the early redemption
of long term debt in 1993  reduced comparative expense in this category.   The
late payment charges penalty increased 1994 other expense by $10 million.

Cumulative Effect of Accounting Change
- --------------------------------------

Effective  January 1,  1993, the  Company adopted  a new  accounting  rule for postemployment benefits. A first quarter 1993 noncash charge was recorded representing the cumulative after-tax effect of applying the new rule to prior years. (See also Note B - "Prior Year Accounting Changes" on page 8.)

- ------------------------------------------------------------------------------


Status of Restructuring Reserve
- -------------------------------

As previously reported, the Company established a restructuring reserve at the end of 1993 to provide for the incremental cost of force reductions and other related costs to restructure its internal business processes through 1997. The Company expects to reduce force in all of its business units. During the first six months of 1994, 2,750 employees left the Company. However, this number does not equal the net force reduction because employees were also added during the period. A total of $52 million was charged to the reserve in the first half of 1994, primarily to cover severance benefits for about 1,400 employees. The majority of this year's costs will be incurred during the second half of 1994. As of June 30, 1994, a balance of $1,045 million remained in the restructuring reserve.

In order to maximize cost savings from restructuring, the Company is reviewing the feasibility of moving certain high priority reengineering projects from later years into 1995. As a result, the timing of force reductions and charges to the reserve may vary from original estimates. The Company may also change the distribution among cost components due to refinement of original estimates. The Company does not believe that these changes would result in a material adjustment to the total amount of the reserve.

Capital Expenditures
- --------------------

The Company invested about $683 million during the first half of 1994 primarily to modernize and expand the network. The Company expects to invest about $1.8 billion in 1994, and about $16 billion over the next seven years.


PENDING REGULATORY ISSUES

CPUC Regulatory Framework Review
- --------------------------------

In June 1994, the CPUC issued a decision in its review of the New Regulatory Framework ("NRF") ordered in 1989. Among other issues, this review has examined elements of the price cap formula, including the rate of return on investment and the productivity factor.

Effective July 1994, the decision reduces the Company's benchmark rate of return from 13.0 percent to 11.5 percent. Earnings from 11.5 percent to 15.0 percent will be shared equally with customers. Earnings above 15.0 percent will be shared 30.0 percent with customers. Also effective July 1994, the decision increases the productivity factor from 4.5 percent to 5.0 percent, a change which each year will reduce annual rates by $32.5 million through 1996. Including a smaller adjustment, these changes in the price cap formula will decrease total revenues from current levels by about $19, $72, and $104 million, respectively, for 1994, 1995, and 1996. The CPUC is scheduled to review the NRF again in 1995.

- ------------------------------------------------------------------------------


Toll Services Competition
- -------------------------

In July 1994, the CPUC issued a revised draft decision in Phase III of its investigation into alternative regulatory frameworks. The draft decision provides that long-distance and other telecommunications companies would be allowed to compete with the Company and other local telephone companies in providing intra-service area toll calls in California. The draft decision also would rebalance the Company's rates bringing them closer to cost. The draft decision would lower rates for intra-service area toll calls about 40 percent and increase residential flat rate service from $8.35 to $11.25 per month. Business basic rates would increase from $8.35 to $9.77 per month. Other rates would also change. Overall, the CPUC intends the draft decision to be revenue neutral; that is, the effect of rate decreases would be offset by the effect of rate increases. The Company believes the draft decision does not reduce toll rates far enough to assure fair competition. In an August 1994 filing with the CPUC, the Company has proposed a reduction in toll rates of about 55 percent to be balanced by further rate increases in basic business access and other services. However, the Company believes there is no need to raise basic residential rates further to balance an additional reduction in toll rates.

The CPUC announced it expects to issue a final decision on intra-service area toll competition in September 1994 with implementation scheduled for January 1, 1995. The Company expects the CPUC in the near future to consider whether customers should be allowed to "presubscribe" to one carrier to handle all intra-service area calls.

Depreciation Rate Changes
- -------------------------

In June 1994, the Company filed an application to change its depreciation rates with the CPUC. The application reflects a preliminary agreement between the Company and the CPUC's Division of Ratepayer Advocates. If adopted, the new rates will increase depreciation expense about $30 million effective January 1, 1995. In July 1994, the FCC authorized new rates which will increase depreciation expense about $9 million annually retroactive to January 1, 1994. Under incentive-based regulation, increases in depreciation expense are not recovered in rates.

FCC Annual Access Tariff Filing
- -------------------------------

In June 1994, the FCC adopted the Company's annual access tariff filings under price cap regulation. As a result, the Company's interstate network access revenues will be reduced about $30 million annually effective July 1, 1994. The decrease reflects the application of the price cap formula and an $8 million price reduction to help the Company remain competitive with other access providers.

- ------------------------------------------------------------------------------


Personal Communications Services
- --------------------------------

Pacific Telesis Group plans to aggressively pursue licenses for personal communications services ("PCS") at FCC auctions expected late this year or early in 1995. Winning bids in major PCS markets are expected to require large capital expenditures. In December 1993, the FCC awarded "pioneer preferences" to three companies without charge. One company received one of the broad spectrum licenses covering the Los Angeles, San Diego, and Las Vegas market area. In August 1994, the FCC reconsidered its previous decision to award pioneer preferences without charge. Consequently, the FCC amended its rule to require the recipients to pay approximately 90 percent of the value of similar licenses.

Interstate Special Access Competition
- -------------------------------------

In June 1993, the FCC ordered large local exchange carriers ("LECs"), including the Company, to offer expanded network interconnection for interstate special access services. The Company and other LECs appealed a provision of the decision which permitted competitive access providers and other customers to locate their transmission facilities in the LECs' central offices. In June 1994, the U.S. Court of Appeals for the D.C. Circuit overruled the mandatory physical collocation requirement. The Court also remanded to the FCC the issue of whether the LECs should offer "virtual collocation" instead of physical collocation. With virtual collocation, the interconnection is located outside the LEC's central office. In July 1994, the FCC directed the LECs to provide virtual collocation, but exempted LECs from this requirement at central offices where they offer physical collocation. Interstate special access revenues subject to increased competition represent less than three percent of the Company's total revenues.

- ------------------------------------------------------------------------------


Telecommunications Legislation
- ------------------------------

In June 1994, the U.S. House of Representatives approved two telecommunications bills which would ease certain restrictions imposed by the 1982 Consent Decree and the 1994 Cable Act. The Brooks-Dingell bill would simplify the procedures under which the telephone regional holding companies must request authority to provide long-distance service and manufacture telecommunications equipment. The Markey-Fields bill would open local telephone service to competition and allow competitors to connect to the local network. It would also permit LECs to provide video programming to subscribers in their own service areas, but would prevent them from buying large existing cable systems within these areas. Similar legislation with less favorable provisions has been introduced in the U.S. Senate.

In May 1994, the California Assembly passed a bill promoting full competition for intrastate telecommunications services in California. The legislation would direct the CPUC to authorize open competition if federal legislation or court action amends the restriction of the 1982 Consent Decree. If not, the CPUC would be directed to open all intrastate long-distance markets to full competition, subject to protective safeguards. The CPUC would also be directed to issue an order by October 1, 1995 that would require the Company to offer long-distance services and to seek a waiver of the Consent Decree's restriction. The legislation is now in the California Senate.


ACCOUNTING UNDER REGULATION

The Company currently accounts for the economic effects of regulation under Statement of Financial Accounting Standards No. 71 ("SFAS 71"), "Accounting for the Effects of Certain Types of Regulation." If it becomes no longer reasonable to assume the Company will recover its costs through rates charged to customers, whether resulting from the effects of increased competition or specific regulatory actions, SFAS 71 would no longer apply. The Company monitors the effects of competition and changes in regulation to assess the likelihood it will continue to recover its costs. If the Company were no longer to qualify for the provisions of SFAS 71, the financial effects would be material.

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

    (a)  Exhibits.

         Exhibits identified in parentheses below, on file with the SEC, are incorporated herein by reference as exhibits hereto.

Exhibit
Number                            Description
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





                                    Pacific Bell



                               By   Peter A. Darbee
                                    ---------------------------------------
                                    Peter A. Darbee
                                    Vice President, Chief Financial Officer
                                      and Controller



August 12, 1994

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