Form 10-Q
period 1994-09-30
PACIFIC BELL
filed 1994-11-14
CIK 75641

                                   FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549


          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended September 30, 1994


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

       At October 31, 1994, 224,504,982 common shares were outstanding.


THE REGISTRANT, A WHOLLY OWNED SUBSIDIARY OF PACIFIC TELESIS GROUP, MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION H(2).

                         PACIFIC BELL AND SUBSIDIARIES

                               TABLE OF CONTENTS






                                                                     Page
PART I.  FINANCIAL INFORMATION                                      Number
- ------------------------------                                      ------

Item 1.  Financial Statements

           Review Report of Independent Accountants ..............       3

           Condensed Consolidated Statements of Income ...........       4

           Condensed Consolidated Balance Sheets .................       5

           Condensed Consolidated Statements of Shareowner's
              Equity..............................................       6

           Condensed Consolidated Statements of Cash Flows .......       7

           Notes to Condensed Consolidated Financial Statements ..       9

Item 2.  Management's Discussion and Analysis of Results of
           Operations ............................................      13


PART II.  OTHER INFORMATION
- ---------------------------

Item 6.  Exhibits and Reports on Form 8-K ........................      24

SIGNATURE ........................................................      25
- ---------

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements




                   REVIEW REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareowner of Pacific Bell:

We have reviewed the accompanying condensed consolidated balance sheet of Pacific Bell and Subsidiaries as of September 30, 1994, and the related condensed consolidated statements of income for the three- and nine-month periods ended September 30, 1994 and 1993, and the condensed consolidated statements of shareowner's equity and cash flows for the nine-month periods ended September 30, 1994 and 1993. These financial statements are the responsibility of the Company's management.

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





Coopers & Lybrand L.L.P.

San Francisco, California
November 14, 1994

                         PACIFIC BELL AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                               For the 3 Months Ended  For the 9 Months Ended
                                    September 30,           September 30,
                               ----------------------  ----------------------
(Dollars in millions)              1994      1993          1994      1993
- -----------------------------------------------------------------------------
OPERATING REVENUES:
Local service .................   $  858    $  863       $ 2,525   $ 2,561
Network access
  Interstate ..................      387       404         1,171     1,188
  Intrastate ..................      191       174           532       505
Toll service ..................      491       512         1,485     1,535
Other .........................      358       343         1,028     1,019
Less: Provision for
         uncollectibles .......       39        45           115       120
                                 --------  --------      --------  --------
Total Operating Revenues ......    2,246     2,251         6,626     6,688
                                 --------  --------      --------  --------
OPERATING EXPENSES:
Cost of products and services..      468       476         1,415     1,468
Customer operations and
  selling expense .............      452       456         1,335     1,324
General, administrative, and
  other expense ...............      257       313           793       913
Depreciation and amortization..      444       422         1,312     1,277
                                 --------  --------      --------  --------
Total Operating Expenses ......    1,621     1,667         4,855     4,982
                                 --------  --------      --------  --------
Net Operating Revenues ........      625       584         1,771     1,706
                                 --------  --------      --------  --------
OPERATING TAXES:
Income taxes ..................      187       180           489       484
Other taxes ...................       45        43           135       137
                                 --------  --------      --------  --------
Total Operating Taxes .........      232       223           624       621
                                 --------  --------      --------  --------
OPERATING INCOME ..............      393       361         1,147     1,085
                                 --------  --------      --------  --------
Other Income (Expense).........        2         3             1         7
                                 --------  --------      --------  --------
Income before interest expense
  and cumulative effect of change
  in accounting principle.....       395       364         1,148     1,092
Interest expense..............       103       107           324       328
                                 --------  --------      --------  --------
Income before cumulative
  effect of change in
  accounting principles.......       292       257           824       764
Cumulative effect of change
  in accounting principle.....        -         -             -       (148)
                                 --------  --------      --------  --------
NET INCOME ...................    $  292    $  257        $  824    $  616
                                 ========  ========      ========  ========
The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.
                                       4

                         PACIFIC BELL AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                              September 30,    December 31,
(Dollars in millions)                              1994           1993
- ---------------------------------------------------------------------------
ASSETS                                          (Unaudited)

Cash and cash equivalents ..................... $     45       $     57
Accounts receivable - (net of allowances for
  uncollectibles of $143 and $136 in 1994 and
  1993, respectively) .........................    1,539          1,518
Prepaid expenses and other current assets .....      843            862
                                               ------------   ------------
Total current assets ..........................    2,427          2,437
                                               ------------   ------------

Property, plant, and equipment - at cost.......   25,905         25,660
  Less:  accumulated depreciation .............   10,174          9,708
                                               ------------   ------------
Property, plant, and equipment - net ..........   15,731         15,952
                                               ------------   ------------
Deferred charges and other noncurrent assets ..    1,014            989
                                               ------------   ------------
TOTAL ASSETS .................................. $ 19,172       $  19,378
                                               ============   ============

LIABILITIES AND SHAREOWNER'S EQUITY

Accounts payable .............................. $  1,253       $   1,255
Debt maturing within one year .................      221             542
Other current liabilities .....................    1,206           1,136
                                               ------------   ------------
Total current liabilities .....................    2,680           2,933
                                               ------------   ------------
Long-term obligations .........................    4,749           4,753
                                               ------------   ------------
Deferred income taxes .........................    2,280           2,280
                                               ------------   ------------
Other noncurrent liabilities and
  deferred credits ............................    3,235           3,258

                                               ------------   ------------

Commitments and Contingencies (Note B)

Total shareowner's equity .....................    6,228           6,154
                                               ------------   ------------
TOTAL LIABILITIES AND SHAREOWNER'S EQUITY ..... $ 19,172       $  19,378
                                               ============   ============


The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

                         PACIFIC BELL AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF SHAREOWNER'S EQUITY
                                  (Unaudited)


                                                   For the 9 Months Ended
                                                        September 30,
                                                   ----------------------
(Dollars in millions)                                  1994        1993
- -------------------------------------------------------------------------

COMMON STOCK
Balance at beginning of period .................     $  225      $  225
                                                   ---------    ---------
Balance at end of period .......................        225         225
                                                   ---------    ---------


ADDITIONAL PAID-IN CAPITAL
Balance at beginning of period .................      5,168       5,168
Other changes                                             1          -
                                                   ---------    ---------
Balance at end of period .......................      5,169       5,168
                                                   ---------    ---------



REINVESTED EARNINGS
Balance at beginning of period .................        761       1,898
Net income .....................................        824         616
Common dividends declared ......................       (747)       (747)
Minimum pension liability adjustment............         (4)         -
                                                   ---------    ---------
Balance at end of period .......................        834       1,767
                                                   ---------    ---------


TOTAL SHAREOWNER'S EQUITY ......................     $6,228      $7,160
                                                   =========    =========

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

                         PACIFIC BELL AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                                     For the 9 Months Ended
                                                          September 30,
                                                     ----------------------
(Dollars in millions)                                    1994      1993
- ---------------------------------------------------------------------------
CASH FROM (USED FOR) OPERATING ACTIVITIES
Net Income .......................................... $   824    $  616
Adjustments to reconcile net income for items
  currently not affecting operating cash flows:
    Cumulative effect of accounting change...........       -       148
    Depreciation and amortization ...................   1,312     1,277
    Deferred income taxes ...........................     (23)       71
    Unamortized investment tax credits ..............     (49)      (35)
    Allowance for funds used during construction ....     (22)      (26)
    Changes in operating assets and liabilities:
      Accounts receivable ...........................      (4)      (80)
      Prepaid expenses and other current assets .....      16         5
      Deferred charges and other noncurrent assets...     (16)       57
      Accounts payable ..............................     (18)      (79)
      Other current liabilities .....................      68        62
      Noncurrent liabilities and deferred credits ...      26      (121)
    Other adjustments, net ..........................       6        21
                                                     ---------   ---------
    Cash from operating activities ..................   2,120     1,916
                                                     ---------   ---------
CASH FROM (USED FOR) INVESTING ACTIVITIES
Additions to property, plant, and equipment, net ....  (1,041)   (1,248)
Other investing activities, net .....................     (11)        2
                                                     ---------   ---------
Cash used for investing activities ..................  (1,052)   (1,246)
                                                     ---------   ---------
CASH FROM (USED FOR) FINANCING ACTIVITIES
Proceeds from issuance of long-term debt ............      -      2,100
Retirements of long-term debt .......................      -     (2,075)
Dividends paid ......................................    (747)     (747)
Increase (decrease) in short-term borrowings, net ...    (331)      179
Principal payments under capital lease obligations ..      (3)       (4)
Other financing activities, net .....................       1      (128)
                                                     ---------   ---------
Cash used for financing activities ..................  (1,080)     (675)
                                                     ---------   ---------
Increase(decrease) in cash and cash equivalents .....     (12)       (5)
Cash and cash equivalents at January 1 ..............      57        57
                                                     ---------   ---------
Cash and cash equivalents at September 30............ $    45    $   52
                                                     =========   =========

                         PACIFIC BELL AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                                     For the 9 Months Ended
                                                          September 30,
                                                     ----------------------

                                                         1994       1993
- ---------------------------------------------------------------------------
  Cash payments for:
    Interest ........................................ $   315     $  497
    Income taxes .................................... $   540     $  499
- ---------------------------------------------------------------------------
The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

                         PACIFIC BELL AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


A.  BASIS OF PRESENTATION

    The Condensed Consolidated Financial Statements include the accounts of Pacific Bell and its wholly owned subsidiaries, Pacific Bell Directory ("Directory"), Pacific Bell Information Services ("PBIS"), and Pacific Bell Mobile Services ("PBMS"), hereinafter referred to as the "Company." All significant intercompany balances and transactions have been eliminated.

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

    In management's opinion, the Condensed Consolidated Financial Statements include all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position and results of operations for each interim period shown. The Condensed Consolidated Financial Statements have been reviewed by Coopers & Lybrand L.L.P., independent accountants. Their report is on page 3.

                         PACIFIC BELL AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

    Accounting Under Regulation

    The Company accounts for the economic effects of regulation under Statement of Financial Accounting Standards No. 71 ("SFAS 71"), "Accounting for the Effects of Certain Types of Regulation." SFAS 71 requires regulated companies to reflect the rate actions of regulators in their financial statements when appropriate. Regulators sometimes include costs in allowable costs for ratemaking in a period other than the period in which those costs would be charged to expense by an unregulated enterprise. These timing differences can create "regulatory assets" or "regulatory liabilities." The regulatory assets and liabilities included in the Company's consolidated balance sheets are listed and discussed below:

                                                September 30,  December 31,
                                                     1994          1993
    -----------------------------------------------------------------------
                                                   (Dollars in millions)
    Regulatory assets (liabilities) due to:
      Deferred pension costs* ..................    $ 387         $ 340
      Unamortized debt redemption costs** ......      348           357
      Deferred compensated absence costs* ......      220           226
      Unamortized purchases of property, plant
        and equipment under $500 ...............      115           140
      Deferred income taxes***..................     (190)         (228)
      Other ....................................       52            64
                                                   --------      --------
      Total ....................................    $ 932         $ 899
    -----------------------------------------------------------------------
       * Included primarily in "deferred charges and other noncurrent assets" on the balance sheet.
      **  Reflected as a reduction of "long-term obligations."
     *** Included in "other current liabilities" and "other noncurrent liabilities and deferred credits."

    Deferred pension costs above reflect an order by the California Public Utilities Commission (the "CPUC") requiring the Company to use the "aggregate cost method" for its intrastate operations. These deferred costs represent differences between the Company's intrastate pension costs calculated using this actuarial method, subject to Internal Revenue Service and other limitations, and costs determined under the provisions of Statement of Financial Accounting Standards No. 87 ("SFAS 87"), "Employers' Accounting for Pensions," and ("SFAS 88"), "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits."

                         PACIFIC BELL AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

    When debt is refinanced before maturity, the Company amortizes to expense any difference between net book value and redemption price evenly over the term of the replacing issue for its intrastate operations, in accordance with the ratemaking treatment of such costs by the CPUC. These costs are expensed as incurred for interstate operations.

    In prior years, the CPUC and the Federal Communications Commission (the "FCC") changed the required accounting for the costs of compensated absences, such as vacation days, from a cash basis to an accrual basis. A transition liability for earned, but unused, compensated absence days is being amortized to expense over periods prescribed by each regulator. However, the CPUC continues to require the Company to recognize certain compensated absence costs on a cash basis for ratemaking. The above regulatory asset for compensated absences reflects those costs which have been deferred in accordance with ratemaking treatment.

    In 1989 and 1990, the FCC and the CPUC, respectively, increased the threshold for directly expensing purchases of property, plant and equipment from $200 to $500. Purchases of less than $500 which were previously capitalized are being amortized to expense over periods prescribed by regulators.

    Specific provisions of Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes," require regulated companies to record a regulatory asset or a regulatory liability when recognizing deferred income taxes if it is probable that these deferred taxes will be reflected in future rates.

    In addition to the regulatory assets and liabilities described above, the carrying amount of property, plant and equipment is also affected by the actions of regulators. Property, plant and equipment is carried at cost. The cost of self-constructed plant includes employee wages and benefits, materials, and other costs. Regulators allow the Company to accrue an allowance for funds used during construction, which includes both debt and equity components, as a cost of constructing certain plant and as an item of miscellaneous income. This income is not realized in cash currently, but is expected to be realized over the service lives of the related plant.

    Expenditures in excess of $500 that increase the capacity, operating efficiency or useful life of an individual asset are capitalized. Expenditures for maintenance and repairs are charged to expense. When retired, the original cost of depreciable telephone plant is charged to accumulated depreciation.

                         PACIFIC BELL AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

    Depreciation of telephone plant is computed primarily using the remaining-life method, essentially a form of straight-line depreciation, using depreciation rates prescribed by state and federal regulatory agencies. Depreciation decisions are made by regulators after deliberation and consideration of numerous factors. Regulators have prescribed the following depreciable lives for each category of property, plant and equipment:

                                                       Depreciable Lives
    --------------------------------------------------------------------
                                                           (in years)
    Buildings  .........................................    30 to 57
    Cable and conduit ..................................    10 to 30
    Central office equipment ...........................     9 to 16.5
    Furniture, equipment, and other ....................   5.5 to 20
    --------------------------------------------------------------------

    Unregulated enterprises, may have selected shorter depreciable lives for similar assets. At this time, the Company has not determined what depreciable lives it might otherwise have selected or what the cumulative effect on its financial statements would have been had shorter lives been used. Two telephone regional holding companies ("RHCs") have discontinued the application of SFAS 71 regulatory accounting and have recorded the cumulative effect of using shorter depreciable lives for their telephone plant. If the Company were to discontinue the application of SFAS 71 and adopt similar depreciable lives and use similar methodologies as these two RHCs to calculate the cumulative effect, the reduction in the carrying amount of the Company's property, plant and equipment would be between $3 and $5 billion.


B.  PRIOR YEAR ACCOUNTING CHANGES

    Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 112 ("SFAS 112"), "Employer's Accounting for Postemployment Benefits." SFAS 112 establishes accounting standards for benefits that are provided to former or inactive employees after employment but before retirement. The new Statement required immediate recognition of the cumulative effect of applying the new rule to prior years. The Company restated first quarter 1993 results to recognize a postemployment benefit liability of $251 million. The net income impact of adopting this accounting standard was $148 million, net of a deferred income tax benefit of $103 million.

    Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions", ("SFAS 106"). The CPUC granted the Company $100 million in 1994 for partial recovery of higher costs under SFAS 106. Two customer advocacy groups challenged the recovery ordered. In October 1994, the CPUC ordered a rehearing to determine if the Company should continue to recover these costs. The CPUC's order held that related revenues collected after October 12, 1994 are subject to refund.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OR OPERATIONS
- ----------------------------------------------------------------------

RESULTS OF OPERATIONS

The following discussions and data compare the results of operations of Pacific Bell (The "Company") for the nine-month period ended September 30, 1994 to the corresponding period in 1993. Results for the first nine months of 1994 may not be indicative of results for the full year. (See discussions of "Pending Regulatory Issues" beginning on page 19.)

A summary of selected operating data is shown below:

                                  For the 9 Months Ended
                                       September 30,           Change
                                  ----------------------  -----------------
Selected Operating Data               1994      1993       Amount   Percent
- ---------------------------------------------------------------------------

Operating ratio (%)                   73.3       74.5         1.2      -
Return on shareowner's
  equity (%) ...................      17.6       11.5
                                                     **       6.1      -
Total employees ................    51,757     54,541      (2,784)   (5.1)
Revenues per employee
  ($ thousands) ................     128.0      122.6         5.4     4.4
Employees per ten thousand
  access lines* ................      32.8       35.8        (3.0)   (8.4)
- ---------------------------------------------------------------------------
 *  Excludes Pacific Bell Directory employees
**  Restated due to the Cumulative Effect of Accounting Change

Earnings
- --------                          For the 9 Months Ended
                                       September 30,           Change
                                  ----------------------  -----------------
($ Millions)                         1994        1993      Amount  Percent
- ---------------------------------------------------------------------------
Net income                           $824        $616         208     33.8
- ---------------------------------------------------------------------------

Earnings reflect a modest but consistent improvement in the California economy and the Company's continuing cost reduction programs. 1993 results included the adoption of Statement of Financial Accounting Standards 112 "Employers' Accounting for Postemployment Benefits" effective January 1, 1993. Adoption of the new standard reduced comparative 1993 net income by $148 million. 1994 net income was reduced about $29 million because of a California Public Utilities Commission ("CPUC") refund order. In April 1994, the CPUC let stand its previous order requiring the Company to refund about $35 million in late payment and reconnection charges which resulted from past problems with its payment processing system. The order also imposed penalties totaling $15 million.

Management expects the current good performance to continue this year. However, the effects of regulatory rulings, increased competition and strategic initiatives will make it difficult to achieve earnings growth next year. (See discussions of "Pending Regulatory Issues" beginning on page 19.)

- ------------------------------------------------------------------------------

Volume Indicators
- -----------------
                                 For the 9 Months Ended
                                      September 30,             Change
                                ------------------------  -----------------
Volume Indicators                    1994       1993       Amount   Percent
- ---------------------------------------------------------------------------
Customer switched access
  lines in service at
  September 30 (thousands) ......   14,955     14,557        398       2.7
Interexchange Carrier access
  minutes-of-use (millions) .....   39,155     36,258      2,897       8.0
  Interstate ....................   22,934     21,043      1,891       9.0
  Intrastate ....................   16,221     15,215      1,006       6.6
Toll messages (millions)* .......    3,326      3,177        149       4.7
- ---------------------------------------------------------------------------
* Toll messages for 1993 have been restated to conform to the current presentation.

The Company is seeing continued improvement in volume indicators due to economic recovery in California. The number of access lines in service grew to 14,995 thousand, an increase of 2.7 percent for the twelve months ended September 30, 1994. This represents an improvement over a 1.9 percent increase for the same period last year. This year's increase was primarily attributable to the economic recovery and the Company's promotional efforts to increase the number of households with two lines. The residential access line growth rate increased to 1.9 percent for the twelve months ended September 30, 1994, from 1.2 percent last year. The growth rate in business access lines climbed to 3.9 percent this year, from 3.2 percent last year.

Access minutes-of-use represent the volume of traffic carried by interexchange carriers over the Company's local network. Total access minutes-of-use increased by 8.0 percent for the nine-month period ended September 30, 1994, an improvement over the 5.4 percent increase for the same period last year. The increase in access minutes-of-use was primarily attributable to economic growth which increased network usage.

Toll messages are comprised of Message Telecommunications Service, Optional Calling Plans, WATS and terminating 800 messages. For the nine-month period ended September 30, 1994, toll messages increased by 4.7 percent compared to an increase of 2.1 percent for the corresponding period in 1993. Unauthorized competition, particularly in WATS and 800 services, continues to constrain growth in toll messages.

The CPUC has formally authorized competition in the intra-service area toll market beginning in January 1995. As a result, the Company will lower average prices for intra-service area toll services approximately 40 percent. Toll messages are expected to increase due to lower prices. However, the increase may be at least partially offset by the loss of some toll business to competition. Although competition may reduce toll messages, it also has the effect of increasing access minutes-of-use. (See "Toll Service Competition" on page 19).

- ------------------------------------------------------------------------------

Operating Revenues
- ------------------
                                 For the 9 Months Ended
                                      September 30,             Change
                                ------------------------  -----------------
($ millions)                         1994        1993      Dollar   Percent
- ---------------------------------------------------------------------------
Total operating revenues           $6,626      $6,688        (62)    (0.9)
- ---------------------------------------------------------------------------

The decrease reflects revenue reductions ordered by the CPUC and the Federal Communications Commission (the "FCC") under incentive-based regulation. In addition, revenues were reduced by accruals totaling $56 million for sharing interstate earnings with customers. The FCC and the CPUC require sharing earnings above a threshold rate of return. Revenues were also reduced $27 million due to a second quarter CPUC refund order related to customer late payment charges. These and other reductions were partially offset by increases due to customer demand as shown in the following table.

                                                                     Total
                                         Late                       Change
                   Price Cap  Sharing   Payment            Customer  from
($ millions)         Orders   Accruals   Refund     Misc.   Demand   1993
- ---------------------------------------------------------------------------
Local service ......  $(46)     $ -      $ -       $(34)      $44    $(36)
Network access
  Interstate .......    (6)     (56)       -         (8)       53     (17)
  Intrastate .......   (14)       -        -        (15)       56      27
Toll service .......   (37)       -        -        (12)       (1)    (50)
Other revenues .....     -        -      (27)         1        35       9
Uncollectibles .....     -        -        -          5         -       5
                    --------  --------  -------- -------- -------- --------
Total operating
  revenues ......... $(103)     $(56)   $(27)      $(63)     $187    $(62)
- ---------------------------------------------------------------------------

The increases in revenue due to customer demand in the above table are the result of growth in key volume indicators. Local service revenues from increased customer demand reflect a 2.7 percent increase from a year ago in customer access lines. Interstate network access revenues reflect a
9.0 percent increase in minutes-of-use, as well as increased access lines. Intrastate network access revenues from increased customer demand reflect 6.6 percent growth in minutes-of-use. Competition continues to constrain demand for the Company's toll services.

The increase in other revenues due to customer demand reflects the success of the Company's business and residential voice mail products. Voice processing units in service increased 37 percent for the twelve months ended September 30, 1994.

- ------------------------------------------------------------------------------

Operating Expenses
- ------------------
                                 For the 9 Months Ended
                                      September 30,            Change
                                ------------------------  -----------------
($ millions)                          1994        1993     Dollar   Percent
- ---------------------------------------------------------------------------
Total operating expenses            $4,855      $4,982      (127)    (2.5)
- ---------------------------------------------------------------------------

Total operating expenses decreased when compared with 1993 reflecting the Company's continuing cost reduction efforts. As displayed in the table below, the Company's cost reduction efforts resulted primarily in savings in salaries and wages, employee benefits, and contract services expenses.

                                                                    Total
                                                                    Change
                      Salaries    Employee    Contract              From
 ($ millions)         & Wages     Benefits    Services     Misc.    1993
- ----------------------------------------------------------------------------
Cost of products
  & services ........    $(45)       $(24)      $(15)      $ 31     $ (53)
Customer operations
  & selling expense..      (5)          5         15         (4)       11
General, admin. &
  other expense .....     (15)        (51)       (25)       (29)     (120)
Depreciation
  & amortization.....       -           -          -         35        35
                      --------    --------    -------   --------  --------
Total operating
  expenses .........     $(65)       $(70)      $(25)      $ 33     $(127)
- -----------------------------------------------------------------------------

The decrease in salary and wage expense reflects savings of $63 million due to a reduction in the workforce, and a $44 million reduction in overtime
primarily  due to storm  repairs last  year.   These decreases  were partially
offset by a $33 million increase due to higher wage rates. The decrease in employee benefits expense is primarily due to certain nonrecurring adjustments and a decrease in postretirement benefit costs related to force reduction plans.

Contract services expense decreased primarily due to a reduction in contract programmers which resulted from last year's completion of billing system enhancements. These expenses also decreased because the Company hired fewer contract laborers this year due to more favorable weather conditions. These decreases were partially offset by higher contract costs related to intensified telemarketing efforts.

- ------------------------------------------------------------------------------

Depreciation expense increased primarily due  to higher average plant balances
and  higher interstate  depreciation  rates  authorized  by  the  FCC.    (See
"Depreciation Rate Changes" on Page 20).

Operating Taxes
- ---------------
                                     1994       1993      Change    Percent
- ---------------------------------------------------------------------------
Operating Taxes                      $624       $621         3        0.0
- ---------------------------------------------------------------------------

Operating  taxes  increased  slightly  over  the  comparable  period in  1993.
Operating taxes increased primarily due to higher pre-tax income. This increase was partially offset by accelerated recognition of investment tax credits due to shorter plant lives.

Interest Expense
- ----------------
                                     1994       1993      Change    Percent
- ---------------------------------------------------------------------------
Interest expense                     $324       $328        (4)      (1.2)
- ---------------------------------------------------------------------------

Interest expense decreased slightly when compared with the first nine months of 1993. Interest expense on long-term debt decreased $27 million. This decrease is comprised of a $16 million decrease related to higher borrowing levels last year and a $11 million decrease due to lower interest rates. Long-term debt levels were temporarily higher in 1993 due to time-lags between new debt issuances and the retirements of refinanced amounts. These decreases were partially offset by miscellaneous increases in interest expense related to the CPUC's late payment charges decision, financing charges associated with the Company's project to build an all digital switching platform and interest on certain regulatory refunds.

Other Income (Expense)
- ----------------------
                                     1994       1993      Change    Percent
- ---------------------------------------------------------------------------
Other Income (Expense)               $ 1        $ 7         (6)     (85.7)
- ---------------------------------------------------------------------------

A decrease of $14 million in after-tax charges related to the early redemption of long-term debt in 1993 reduced comparative expense in this category.

- ------------------------------------------------------------------------------

Cumulative Effect of Accounting Change
- --------------------------------------

Effective January 1, 1993, the Company adopted a new accounting rule for postemployment benefits. A first quarter 1993 noncash charge was recorded representing the cumulative after-tax effect of applying the new rule to prior years. (See Note B - "Prior Year Accounting Changes" on page 12.)

Status of Restructuring Reserve
- -------------------------------

As previously reported, the Company established a restructuring reserve at the end of 1993 to provide for the incremental cost of force reductions and other exit costs related to restructuring its internal business processes through 1997. A total of $106 million was charged to the reserve in the first nine months of 1994, primarily for severance benefits. As of September 30, 1994, a balance of $991 million remained in the restructuring reserve.

Pacific Bell is reducing force throughout its traditional telephone business. Excluding subsidiaries, force reductions totaled 3,783 employees for the first nine months of 1994. The reduction in force net of new hires was 2,621 employees. During this same period, the Company estimates it has saved $111 million in labor costs and other expenses from what it would have spent without restructuring. Management expects savings for the year to meet or exceed its original estimate of approximately $170 million.

The Company continues to refine its reengineering and force reduction plans in order to maximize cost savings. Management expects fourth quarter 1994 charges to the reserve to exceed the $54 million charged in the third quarter. However, certain costs originally estimated to be incurred in 1994 may be delayed to 1995. As a result, management expects total charges to the reserve in 1994 to be less than the original estimate of $226 million.

Capital Expenditures
- --------------------

The Company invested about $1.1 billion during the first nine months of 1994 primarily to modernize and expand the network. The Company now expects to invest about $1.6 billion in 1994, and about $16 billion over the next seven years.

The Company is considering an agreement to defer purchase of broadband network facilities and operating support systems, now being constructed by AT&T Corp., until 1997. Pursuant to the proposed agreement, the cost for these facilities is expected to total $1.0 to $1.5 billion. Purchase by the Company in 1997 would be conditioned upon the network meeting certain quality and performance specifications. In the event such agreement is reached, the Company's capital expenditures for broadband deployment and related long-term financing needs will be deferred. The Company intends to lease certain operational portions of the facilities during the initial construction period prior to 1997. If the agreement is not consummated, the Company has the ability to obtain funds from external debt or equity financing to fund construction.

- ------------------------------------------------------------------------------

PENDING REGULATORY ISSUES

CPUC Annual Price Cap Filing
- ----------------------------

In October 1994, the Company submitted its annual price cap filing for 1995 in which it proposed a $196 million revenue reduction. The proposed reduction includes a decrease of $161 million due to the 5.0 percent productivity factor of the price cap formula exceeding the growth in the Gross Domestic Product Price Index by 2.4 percent. The filing also included several additional factors which, if adopted, will decrease revenue by an additional $35 million. Of the total proposed reduction, $45 million will have been accrued by the end of 1994. The CPUC is expected to issue a decision before the end of 1994.

Toll Service Competition
- ------------------------

In September 1994, the CPUC issued its final decision in Phase III of its investigation into alternative regulatory frameworks. Effective January 1, 1995, the decision provides that long-distance and other telecommunications companies will be officially allowed to compete with the Company and other local telephone companies in providing intra-service area toll call services in California. To allow the Company to be a more effective competitor, the decision also rebalances prices for services. Rebalancing brings prices for certain services closer to the costs of providing those services. The decision lowers intra-service area toll prices an average of about 40 percent and increases the Company's residential flat rate service from $8.35 to $11.25 per month. The Company's business basic prices will increase from $8.35 to $10.32 per month. Other prices will also change.

The CPUC intends the decision to be revenue neutral; that is, the effect of price decreases would be offset by the effect of price increases. However, the Company believes the decision is based on an estimate of demand growth due to lower toll prices that may be too optimistic. If actual demand falls short of estimates, toll service revenues would be adversely affected.

More importantly, as competition intensifies for intra-service area toll calling, there is a risk that the Company will realize materially reduced toll revenues. The CPUC has stated that in the near future it will consider whether customers should be allowed to presubscribe to a specific carrier to handle their intra-service area toll calls.

CPUC Regulatory Framework Review
- --------------------------------

In June 1994, the CPUC issued a decision in its review of the New Regulatory Framework ("NRF") ordered in 1989. Among other issues, this review has examined elements of the price cap formula, including the rate of return on investment and the productivity factor.

- ------------------------------------------------------------------------------

Effective July 1994, the decision reduced the Company's benchmark rate of return from 13.0 percent to 11.5 percent. Earnings from 11.5 percent to
15.0 percent   will  be  shared  equally  with   customers.    Earnings  above
15.0 percent will be shared 30.0 percent with customers. Also effective July 1994, the decision increased the productivity factor from 4.5 percent to 5.0 percent, a change which each year will reduce annual revenues by $32.5 million through 1996. Changes in the price cap formula will decrease total revenues from previous levels by about $19, $72, and $104 million, respectively for 1994, 1995, and 1996. The CPUC is scheduled to review the NRF again in 1995.

Postretirement Benefits Other Than Pensions
- -------------------------------------------

In December 1992, the CPUC issued a decision adopting, with modification, Statement of Financial Accounting Standards No. 106 ("SFAS 106"), "Employers' Accounting for Postretirement Benefits Other than Pensions," for regulatory accounting purposes. The CPUC decision also granted the Company revenue increases for recovery of contributions to tax-advantaged funding vehicles for SFAS 106 costs. The Company was granted $100 million in 1994 for partial recovery of higher costs under SFAS 106. Two customer advocacy groups challenged the recovery ordered. In October 1994, the CPUC ordered a rehearing to determine if the Company should continue to recover these costs. The CPUC's order held that related revenues collected after October 12, 1994 are subject to refund.

Offering of Telephone Enhanced Services
- ---------------------------------------

In October 1994, the U.S. Court of Appeals for the Ninth Circuit overturned the FCC's removal of its structural separations requirement for the offering of enhanced services by the former Bell Operating Companies, including the Company.

The Company anticipates seeking a waiver from the FCC to continue current enhanced service offerings pending new FCC proceedings in which the FCC may reestablish relief from such requirements. The reimposition of structural separations requirements could result in increased costs and reduced revenues.

Depreciation Rate Changes
- -------------------------

In June 1994, the Company filed an application to change its depreciation rates with the CPUC. The application reflects a preliminary agreement between the Company and the CPUC's Division of Ratepayers Advocates. If adopted, the new depreciation rates will increase depreciation expense about $30 million effective January 1, 1995. In July 1994, the FCC authorized new depreciation rates which increase depreciation expense about $9 million annually retroactive to January 1, 1994. Under incentive-based regulation, increases in depreciation expense are not recovered in revenues.

- ------------------------------------------------------------------------------

FCC Annual Access Tariff Filing
- -------------------------------

In June 1994, the FCC accepted the Company's annual access tariff filings under price cap regulation. As a result, the Company's interstate network access revenues will be reduced about $30 million annually effective July 1, 1994. The decrease reflects the application of the price cap formula and an $8 million price reduction to help the Company remain competitive with other access providers.

Video Services
- --------------

In October 1994, the FCC reaffirmed its rule that permits local exchange carriers ("LECs"), including the Company, to provide a tariffed basic platform that will deliver video programming developed by others ("video dialtone") and to provide certain other services to customers of this basic platform. In December 1993, the Company filed an application with the FCC seeking authority to offer video dialtone services in specific locations in four of its service areas: the San Francisco Bay Area, Los Angeles, San Diego, and Orange County. The advanced integrated broadband telecommunications network which the Company plans to build will be capable of delivering an array of services including voice, data and video services. Once FCC approval is obtained, the Company will deploy the video-exclusive components of the advanced network.

In addition to providing advanced telecommunications services, the new network will also serve as a platform for other information providers, and will offer customers an alternative to existing cable television providers. The integrated network is also expected to spur the development of new interactive consumer services in education, entertainment, government, and health care.

Personal Communications Services
- --------------------------------

The Company's parent, Pacific Telesis Group (the "Corporation"), plans to aggressively pursue licenses for personal communications services ("PCS") at FCC auctions scheduled to begin on December 5, 1994. Winning bids in major PCS markets are expected to require large capital expenditures. In December 1993, the FCC awarded "pioneer preferences" to three companies without charge. One company received one of the broad spectrum licenses covering the Los
Angeles, San Diego, and Las Vegas market area. In August 1994, the FCC reconsidered its previous decision to award pioneer preferences without charge and amended its rule to require the recipients to pay approximately 90 percent of the value of similar licenses. In September 1994, legislation was introduced in Congress which would require recipients of pioneer preferences to pay 85 percent of the average amount paid for licenses in the 20 largest cities (exclusive of the pioneer preference cities), but not less than $400 million. The Corporation vigorously opposes this legislation because it would result in pioneer preference recipients receiving licenses at only a fraction of their value. This legislation would also prevent the continuation of the Corporation's pending court appeal of the FCC's order that originally granted pioneer preferences. In addition, this legislation may prevent the FCC from reviewing certain licensing issues regarding the pioneer preference awards.

- ------------------------------------------------------------------------------

Interstate Access
- -----------------

The FCC ordered large LECs, including the Company, to offer expanded network interconnection for interstate special access services effective June 1993, and for the transport portion of interstate switched access services effective February 1994. The Company and other LECs appealed a provision of the decision which requires the LECs to permit competitive access providers
("CAPs") and other customers to locate their transmission facilities in the LECs' central offices. In June 1994, the U.S. Court of Appeals for the D.C. Circuit overruled the mandatory physical collocation requirement. The Court also remanded to the FCC the issue of whether the LECs should offer "virtual collocation" instead of physical collocation. With virtual collocation, the LECs install and maintain the equipment dedicated for use by the CAPs, and charge the CAPs for services. In July 1994, the FCC directed the LECs to provide virtual collocation, but exempted LECs from this requirement at central offices where they offer physical collocation. The Company plans to continue to offer physical collocation but has appealed certain requirements of the FCC's order. Interstate access revenues subject to increased competition represent less than five percent of the Company's total revenues.

Telecommunications Legislation
- ------------------------------

In June 1994, the U.S. House of Representatives approved two telecommunications bills which would ease certain restrictions imposed by the 1982 Consent Decree and the 1984 Cable Act. Similar legislation with less favorable provisions was introduced in the U.S. Senate. However, the Senate bill was withdrawn before it could be submitted for a vote. The Company expects that similar legislation will be reintroduced in 1995.

In September 1994, Governor Wilson signed legislation directing the CPUC to authorize fully open competition for intrastate long-distance services if federal legislation or court action amends the 1982 Consent Decree. If not amended, the CPUC by October 1995 must order the Company to offer intrastate long distance services and to seek a waiver of the 1982 Consent Decree. The CPUC's order would be subject to specific safeguards which would ensure that competitors have fair, nondiscriminatory and mutually open access to the Company's exchanges and to interexchange facilities.

- ------------------------------------------------------------------------------

APPLICABILITY OF REGULATORY ACCOUNTING
- --------------------------------------

The Company currently accounts for the economic effects of regulation under Statement of Financial Accounting Standards No. 71 ("SFAS 71"), "Accounting for the Effects for Certain Types of Regulation." If it becomes no longer reasonable to assume the Company will recover its costs through rates charged to customers, whether resulting from the effects of increased competition or specific regulatory actions, SFAS 71 would no longer apply. The Company monitors the effects of competition and changes in regulation to assess the likelihood it will continue to recover its costs. The discontinued application of SFAS 71 would require the Company to eliminate its regulatory assets and liabilities and may require a reduction of the carrying amount of its telephone plant. Two telephone regional holding companies ("RHCs") have discontinued the application of SFAS 71 regulatory accounting and have recorded the cumulative effect of using shorter depreciable lives for their telephone plant. If the Company were to discontinue the application of SFAS 71 and adopt similar depreciable lives and use similar methodologies as the two RHCs to calculate the cumulative effect, the reduction in the carrying amount of the Company's property, plant and equipment would be between $3 and $5 billion. (See "Accounting Under Regulation" in Note A on page 10 for a discussion of regulatory assets and liabilities included in the balance sheet.)

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

  15     Letter re:   unaudited interim financial information.

  27     Financial Data Schedule for Pacific Bell third quarter 1994
         Form 10-Q.


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



November 14, 1994

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

  15     Letter re:   unaudited interim financial information.

  27     Financial Data Schedule for Pacific Bell third quarter 1994
         Form 10-Q.