Form 10-K
PACIFIC BELL
filed 1995-03-24
CIK 75641

                                   FORM 10-K


                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                             --------------------


          (X)   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                             --------------------

                  For The Fiscal Year Ended December 31, 1994

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

THE REGISTRANT, A WHOLLY-OWNED SUBSIDIARY OF PACIFIC TELESIS GROUP, MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION J (1) (a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION J(2).

                                    SCHEDULE A


         Securities registered pursuant to Section 12(b) of the Act*:


                                                     Name of each exchange
               Title of each class                    on which registered
               -------------------                  -----------------------
        7.800%  Debenture due 03/01/07            New York Stock Exchange

        7.250%  Debenture due 02/01/08            New York Stock Exchange

        7.625%  Debenture due 06/01/09            New York Stock Exchange

        7.250%  Note due 07/01/02                 New York Stock Exchange

        6.250%  Note due 03/01/05                 New York Stock Exchange

        7.125%  Debenture due 03/15/26            New York Stock Exchange

        7.500%  Debenture due 02/01/33            New York Stock Exchange

        6.875%  Debenture due 08/15/23            New York Stock Exchange

        6.625%  Debenture due 10/15/34            New York Stock Exchange


     * Pacific Bell has other securities outstanding not registered pursuant to Section 12(b) of the Act.

                               TABLE OF CONTENTS
                                    PART I
                                  Description
                                  -----------
Item                                                                   Page
----                                                                   ----
  1.   Business (Abbreviated pursuant to General Instruction J(2))...    4

  2.   Properties....................................................   11

  3.   Legal Proceedings.............................................   11

  4. Submission of Matters to a Vote of Security Holders (Omitted pursuant to General Instruction J(2))

                                    PART II
                                  Description
                                  -----------

  5.   Market for Registrant's Common Equity and Related Stockholder
       Matters.......................................................   12

  6.   Selected Financial Data (Omitted pursuant to General
       Instruction J(2))

  7.   Management's Discussion and Analysis of Results of Operations.   13

  8.   Financial Statements and Supplementary Data...................   33

  9.   Changes in and Disagreements with Accountants on Accounting
       and Financial Disclosure......................................   59

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

 10. Directors and Executive Officers of Registrant (Omitted pursuant to General Instruction J(2))

 11.   Executive Compensation (Omitted pursuant to General
       Instruction J(2))

 12. Security Ownership of Certain Beneficial Owners and Management (Omitted pursuant to General Instruction J(2))

 13. Certain Relationships and Related Transactions (Omitted pursuant to General Instruction J(2))

                                    PART IV
                                  Description
                                  -----------

 14.   Exhibits, Financial Statement Schedules and Reports on
       Form 8-K......................................................   60

                                    PART I

Item 1.  Business.

GENERAL

Pacific Bell (the "Company") was incorporated in 1906 under the laws of the State of California and has its principal executive offices at 140 New Montgomery Street, San Francisco, California 94105 (telephone number
(415) 542-9000).

Through December  31,  1983,  the  Company was  a  subsidiary  of  AT&T  Corp.
("AT&T"). Effective January 1, 1984, the Company became a subsidiary of Pacific Telesis Group ("Telesis" or the "Corporation"), one of the seven regional holding companies ("RHCs") formed in connection with the 1984 divestiture by AT&T of its 22 wholly-owned operating telephone companies ("Bell Operating Companies" or "BOCs") pursuant to a consent decree settling antitrust litigation ("Consent Decree") approved by the United States District Court for the District of Columbia (the "Court") which has retained jurisdiction over the interpretation and enforcement of the Consent Decree.

The Company and its wholly-owned subsidiaries, Pacific Bell Directory, Pacific Bell Information Services and Pacific Bell Mobile Services, provide a variety of communications and information services in California. These services include: (1) dialtone and usage services, including local service (both exchange and private line), message toll services within a service area, Wide Area Toll Service (WATS)/800 services within a service area, Centrex service (a central office-based switching service) and various special and custom calling services; (2) exchange access to interexchange carriers and information service providers for the origination and termination of switched and non-switched (private line) voice and data traffic; (3) billing services for interexchange carriers and information service providers; (4) various operator services; (5) installation and maintenance of customer premises wiring; (6) public communications services; (7) directory publishing; and
(8) selected information services, such as voice mail and electronic mail. Pacific Bell Mobile Services was formed in 1994 to offer personal communications and other mobile telecommunications services.

Pacific Bell Directory

Pacific Bell Directory ("Directory") is the publisher of the Pacific Bell SMART Yellow Pages(R). It is the oldest and largest publisher of Yellow Pages in California, and is among the largest Yellow Pages publishers in the United States. Directory has recently introduced four-color, knock-out and menu ads; and has added two new features - California Tourist Guide and CD Sampler - to its "Local Talk(SM)" section which contains interactive guides on a range of topics accessible via telephone. As part of its ongoing small business advocacy efforts, Directory produces an award-winning publication in partnership with the U.S. Small Business Administration. "Small Business Success", now in its eighth year, addresses topics of importance to entrepreneurs.

Pacific Bell Information Services

Pacific Bell Information Services ("PBIS") provides business and residential voice mail and other selected information services. Current products include The Message Center for home use, Pacific Bell Voice Mail for businesses and Pacific Bell Call Management, a service that routes incoming business calls and connects computer databases to answer routine customer questions.

Pacific Bell Mobile Services

Pacific Bell Mobile Services ("PBMS") was formed in July 1994 to pursue opportunities in personal communications services ("PCS"), a new generation of wireless services geared to the business and consumer markets. In March 1995, Pacific Telesis Mobile Services ("PTMS"), a wholly-owned subsidiary of the Corporation, was the high bidder for two licenses to offer PCS services in California and Nevada at the close of Federal Communications Commission ("FCC") auctions. It is intended that PBMS and PTMS will work together to construct, manage and market services for the licensed wireless network.

PRINCIPAL SERVICES:

Significant components of the Company's operating revenues are depicted in the chart below:
                                              % of Total Operating Revenues
                                              -----------------------------
Revenues by Major Category                       1994              1993
---------------------------------------------------------------------------
Local Service
    Recurring..............................       22%                22%
    Other Local............................       16%                17%

Network Access
    Carrier Access Charges.................       18%                18%
    End User & Other.......................        7%                 7%

Toll Service
    Message Toll Service....................      22%                21%
    Other...................................       1%                 2%

Other Service Revenues
    Directory Advertising..................       11%                11%
    Other..................................        5%                 4%

Uncollectibles                                    (2%)               (2%)
                                               ------              ------
TOTAL......................................      100%               100%
===========================================================================

The percentages of total operating revenues attributable to interstate and intrastate telephone operations are displayed below:

                                              % of Total Operating Revenues
                                              -----------------------------
                                                1994                1993
---------------------------------------------------------------------------
Interstate telephone operations............      18%                 18%
Intrastate telephone operations............      82%                 82%
                                               ------              ------
TOTAL......................................     100%                100%
===========================================================================

CONSENT DECREE

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

--------------------------

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

Under the Consent Decree the principal restrictions initially prohibited the provision of interexchange telecommunications, information services and telecommunications equipment. As described below, the information services prohibition was lifted in 1991. The telecommunications businesses permitted by the Consent Decree include the provision of exchange telecommunications* and exchange access services, customer premises equipment ("CPE") and printed directory advertising. The RHCs are prohibited from manufacturing telecommunications equipment and CPE. On December 3, 1987, the Court interpreted the manufacturing restriction to mean that the RHCs are prohibited from designing and developing telecommunications equipment and CPE as well as from fabricating them. In March 1995, the Court granted a Waiver that allows the RHCs to provide telecommunications equipment to unaffiliated parties. In March 1995, the Court also granted a Waiver to allow the Corporation to own and operate certain facilities to receive video programming and to provide limited interexchange video services.

In May 1993, the U.S. Court of Appeals for the District of Columbia affirmed the Court's removal of the ban on the provision of information services by the Corporation. The removal of this ban in July 1991 allowed the Company to offer a variety of new information services, subject to regulatory approvals, such as enhanced gateway services and electronic publishing services. In November 1993, the U.S. Supreme Court declined to review the Appeals Court decision.

In January 1995, the Corporation asked the U.S. Department of Justice to support a Waiver of the provisions of the Consent Decree which prohibit the Company from providing long-distance services. Long-distance calls are calls between service areas. The Waiver requests permission for the Company to provide long-distance service for calls originating in California that terminate either in or outside of California and 800 services for calls originating in or outside of California that terminate in California. This filing is consistent with the California Public Utilities Commission ("CPUC") and California Legislature's goal of having full competition for telecommunications services in California. The final decision to grant a Waiver must be made by the Court. The waiver process could take two or more years. See Item 7 below, Management's Discussion and Analysis of Results Operations ("MD&A") under the heading "Telecommunications Legislation" on pages 20 through 21 for additional information on the regulation of the provision on long-distance services which is incorporated herein by reference.

-------------------------
* "Exchange telecommunications" includes toll services within a service area as well as local service.

STATE REGULATION

As a provider of telecommunications services in California, the Company is subject to regulation by the CPUC with respect to intrastate prices and services, intrastate depreciation rates, the issuance of securities and other matters.

The CPUC adopted a new regulatory framework ("NRF"), which is a form of "price cap" regulation, for the Company in October 1989. In June 1994, the CPUC issued a decision in its scheduled review of the NRF. The decision increased the productivity factor and reduced the Company's benchmark rate of return from 13.0 percent to 11.5 percent. Earnings between 11.5 percent and 15.0 percent will be shared equally between the Company and its customers. Earnings above 15.0 percent will be shared 70.0 percent and 30.0 percent between the Company and its customers, respectively.

Under "price cap" regulation, the CPUC requires the Company to submit an annual price cap filing to determine prices for categories of services for each new year. Price adjustments reflect the effects of any change in the Gross Domestic Product Price Index ("GDP-PI") less the productivity factor. The CPUC increased the productivity factor from 4.5 percent to 5.0 percent effective July 1994. The annual price adjustments also reflect the effects on the Company's costs of exogenous events beyond its control. In December 1994, the CPUC ordered a $232 million revenue reduction* for 1995 as a result of the Company's annual price cap filing. The ordered reduction includes a decrease of $161 million because the 5.0 percent productivity factor of the price cap formula exceeded the growth in the GDP-PI by 2.4 percent. The order also included several other items that will decrease revenues by an additional $71 million.

See MD&A under the headings "Toll Services Competition," "Local Services Competition" and "Intrastate Access Services Competition" on pages 17 through 19 and "CPUC Regulatory Framework Review" on page 21 for additional information on regulation of the Company by the CPUC which is incorporated herein by reference.

See MD&A under the headings "Postretirement Benefits Other Than Pensions" on page 31, "Information Services Subsidiary" on page 32,"Change in Accounting for Postretirement and Postemployment Costs" in Note A to the 1994 Consolidated Financial Statements on page 45 and "Revenues Subject to Refund" in Note I to the 1994 Consolidated Financial Statements on page 56 for a discussion of other CPUC proceedings, including regulatory and ratemaking treatment for postretirement benefits in connection with the adoption of Statement of Financial Accounting Standards No. 106 and the reduction of the Company's revenue due to its transfer of assets to PBIS which is incorporated herein by reference.
----------------
* Unless otherwise indicated, revenue changes from the CPUC price cap orders are estimated on an annual basis and may be more or less than the amount ordered, due to later changes in volumes of business.

FEDERAL REGULATION

The Company is subject to the jurisdiction of the FCC with respect to interstate access charges and other matters. The FCC prescribes a Uniform System of Accounts and interstate depreciation rates for operating telephone companies. The FCC also prescribes "separations procedures", which are the principles and standard procedures used to separate plant investment, expenses, taxes and reserves between those applicable to interstate services under the jurisdiction of the FCC and intrastate services under the jurisdiction of state regulatory authorities. The Company is also required to file tariffs with the FCC for the services it provides. In addition, the FCC establishes procedures for allocating costs and revenues between regulated and unregulated activities.

Beginning in 1991, the FCC adopted a price cap system of incentive-based regulation for local exchange carriers. The Company's access rates were retargeted to a new 11.25 percent rate of return on rate base assets. The
FCC's price cap system provides a formula for adjusting rates annually for changes in the Gross National Product Price Index, less a productivity factor and changes in certain costs that are triggered by administrative, legislative or judicial action beyond the control of the local exchange carriers.

The FCC's price cap plan allows the Company to choose between two productivity offset factors of 3.3 percent or 4.3 percent on an annual basis. This choice affects both the sharing threshold and the threshold above which all earnings must be returned to customers. In its fourth annual access filing, the Company again chose the productivity factor of 3.3 percent, which the FCC approved in June 1994. For the Company, the 3.3 percent factor sets the benchmark rate of return for sharing of earnings at 12.25 percent. If earnings for 1994 are determined to exceed its sharing threshold, the Company must share the excess earnings equally with customers. The Company's earnings above 16.25 percent must be returned entirely to customers. New interstate access prices became effective July 1, 1994. As a result, the Company's interstate network access revenues will be reduced about $30 million annually beginning July 1, 1994. This decrease reflects the application of the price cap formula, increased support payments to the National Exchange Carrier Association and an $8 million price reduction to help the Company remain competitive with other access providers.

In 1994, the FCC began a comprehensive review of the Local Exchange Carrier price cap framework. See MD&A under the headings "Interstate Access Service Competition" on page 19 and "FCC Regulatory Framework Review" on page 21 for additional information on the regulation of the Company by the FCC which is incorporated herein by reference.

COMPETITION

Regulatory, legislative and judicial actions since the Consent Decree, as well as advances in technology, have expanded the types of available communications services and products and the number of companies offering such services. Various forms of competition are growing steadily and are already having an effect on the Company's earnings. An increasing amount of this competition is from large companies with substantial capital, technological and marketing resources. Currently, competitors primarily consist of interexchange carriers, competitive access providers and wireless companies. Soon the Company will also face competition from cable television companies and others. Management supports the simultaneous entry of all telecommunications competitors into each others' markets.

Telephone Services Competition

See  MD&A  under  the  heading  "Competition"  on  pages  17  through  19  for information on current developments in toll services, local services, interstate access services and intrastate access services competition which is incorporated herein by reference.

Directory Publishing

Other producers of printed directories offer products that compete with certain Pacific Bell Directory SMART Yellow Pages products. Competitors include large companies that have significant resources. Competition is not limited to other printed directories, but includes newspapers, radio, television and, increasingly, direct mail. In addition, new advertising and information products may compete directly or indirectly with the SMART Yellow Pages. The Company is unable to predict the extent to which these competitors may affect future revenues.

PCS

The Company will face competition in the provision of PCS services from the holders of the other licenses in such areas. In addition, the Company must compete with established providers of cellular service. Although the Company anticipates significant competition in PCS, management believes that its reputation for superior services will be a competitive advantage.

Item 2. Properties.

The  properties of  the  Company  do not  lend  themselves to  description  by character and location of principal units. At December 31, 1994, the percentage distribution of total telephone plant by major category for the Company was as follows:

Telephone Property, Plant and Equipment                                   1994
------------------------------------------------------------------------------
Land and buildings (occupied principally by central offices)...........    10%

Cable and conduit......................................................    40%

Central office equipment...............................................    36%

Other..................................................................    14%
                                                                          ----
Total..................................................................   100%
==============================================================================

At December 31, 1994, the Company's central office equipment was utilized to approximately 92 percent of capacity.

Substantially all of the installations of central office equipment and administrative offices are in buildings and on land owned by the Company. Many garages, business offices and telephone service centers are in rented quarters.

As of December 31, 1994, about 26 percent of the network access lines of the Company were in Los Angeles and vicinity and about 25 percent were in San Francisco and vicinity. The Company provided approximately 77 percent of the total access lines in California on December 31, 1994. The Company does not furnish local service in certain sizeable areas of California which are served by non-affiliated telephone companies.

Item 3.  Legal Proceedings.

Not Applicable.

                                    PART II

Item  5.    Market for  Registrant's  Common  Equity  and Related  Stockholder
Matters.

The Company has 224,504,982 shares of common stock outstanding without par value. There is no public trading market for the Company's common stock. Pacific Telesis Group, incorporated in 1983 under the laws of the State of Nevada, holds all the Company's outstanding shares.

Additional information about the Company's common shares and dividends paid monthly thereon is in the Consolidated Financial Statements under "Item 8. Financial Statements and Supplementary Data", which is incorporated herein by reference.

Item 7.  Management's Discussion and Analysis of Results of Operations.

OVERVIEW

Pacific Bell (the "Company"), a wholly-owned subsidiary of Pacific Telesis Group (the "Corporation"), provides telecommunications services including local exchange, network access and toll services; directory advertising through its wholly-owned subsidiary, Pacific Bell Directory ("Directory"); and selected information services through its wholly-owned subsidiary, Pacific Bell Information Services ("PBIS"). Pacific Bell Mobile Services ("PBMS") was established as a new subsidiary in 1994 to offer personal communications and other mobile telecommunications services.

With increasing competition for existing services and the formal introduction of toll services competition effective January 1995, the Company faces an increasingly competitive marketplace. In response to the competitive challenge, management is implementing strategic initiatives designed to strengthen the Company's core business, develop new markets, accelerate product development, and increase operational efficiencies. These strategic initiatives and the competitive environment for each of the Company's major service categories are discussed below. Also presented are critical public policy issues affecting the telecommunications industry and the Company's ability to compete with the same freedom as other service providers.

STRATEGIC INITIATIVES

To strengthen the Company's core business, management has formulated a strategy known as "California First." This investment and marketing strategy is predicated on the belief that the Company's unparalleled commitment and presence in California provides a strong competitive advantage. The Company's goal is to be the vendor of choice for telecommunications and advanced data and video services in California and to retain and increase its customer base.

Investing in the Core Network
-----------------------------

In order to offer the products and services customers want, now and in the future, the Company continues to invest heavily in improvements to the core telephone network. The Company spent a total of $1.6 billion on the network during 1994. The focus of these investments has been in the advanced digital technologies discussed below:
                                                           December 31
                                                     ----------------------
Technology Deployment                                    1994       1993
---------------------------------------------------------------------------
Access lines served by digital switches                   65%        51%
Access lines with SS-7 capability                         95%        79%
Access lines with ISDN capability                         79%        60%
Miles of installed optical fiber (thousands)              413        364
===========================================================================

Digital switches and optical fiber, a technology using thin filaments of glass or other transparent materials to transmit coded light pulses, increase the capacity and reliability of transmitted data while reducing maintenance costs. Signaling System 7 ("SS-7") permits faster call setup and new custom calling features. Integrated Services Digital Network ("ISDN") allows simultaneous transmission of voice, data, and video over a single telephone line. Fueled by telecommuting, the need for branch offices to access centralized computer networks, and increased access to the Internet, the Company's ISDN sales increased substantially in 1994. The growth has come primarily in single line applications.

In 1994, the Company launched a major program to upgrade its core network infrastructure and began building California's "communications superhighway." This broadband network will integrate telecommunications, information and entertainment technologies and provide advanced voice, data, and video services. Using a combination of fiber optics and coaxial cable, the Company expects to provide broadband services to several hundred thousand homes by the end of 1995 and about 5.0 million homes by the end of the decade. Because the network employs emerging technologies and is subject to regulatory approvals, there can be no assurances that these services will be offered on schedule.

In addition to providing advanced telecommunications services, the new network will serve as a platform for other information providers and will offer customers alternatives to existing cable television providers. The broadband network also is expected to spur the development of new interactive consumer services in education, entertainment, financial services, government, and healthcare, such as the Company's Education First and Healthcare Information Network programs. It will promote capital and operational cost savings, service quality improvements, and opportunities to earn additional revenues from an array of new service possibilities. Construction of the non-video components of the network began in May 1994.

In October 1994, the Federal Communications Commission (the "FCC") reaffirmed its rule that permits local exchange carriers ("LECs"), including the Company, to provide a tariffed platform ("video dialtone") that will deliver video programming developed by others and provide certain other services to customers. The FCC concluded that video dialtone should be subject to existing price cap rules and treated as switched access services. In December 1993, the Company filed an application with the FCC seeking authority to offer video dialtone services in specific locations in four of its service areas: the San Francisco Bay Area, Los Angeles, San Diego, and Orange County. The Company has urged the FCC to quickly encourage video competition in California by expediting its applications review. Subject to regulatory approval, management expects to offer video services by mid-1996. In July 1994, the Company signed a contract with the first of many programmers expected to supply video content. Once FCC approval is obtained, the Company will deploy the video components of the advanced network.

Capital expenditures in 1995 are forecast to be $2.0 billion excluding broadband costs. This amount includes $1.5 billion for projects designed to generate revenues and the remainder for projects designed to reduce costs or meet other requirements.

Capital expenditures may increase as much as $2.0 billion in 1998 if the broadband network is purchased. In December 1994, the Company contracted for the purchase of up to $2 billion of broadband network facilities which incorporate emerging technologies. The Company has committed to purchase the facilities in 1998 if they meet certain quality and performance criteria. Under this arrangement, the Company's capital expenditures for broadband deployment and related long-term financing requirements are expected to be deferred until 1998. The Company intends to lease certain operational portions of the facilities prior to 1998 during the construction period.

As part of its current plan, the Company has made purchase commitments of about $380 million in accordance with its previously announced $1 billion program for deploying an all-digital switching platform with ISDN and SS-7 capabilities.

Developing New Markets
----------------------

To develop new markets for mobile communications services, management plans to offer personal communications services ("PCS"). In March 1995, the Corporation announced it was the high bidder for two licenses to offer PCS services in California and Nevada at the close of FCC auctions. PCS will be a digital wireless service offering mobility for both voice and data communications. PCS technology should allow customers to be reachable, wherever they are, with a single telephone number. The Corporation must still apply to the FCC for authority to offer PCS and will be required to meet certain network completion schedules.

In December 1994, PBMS contracted with a wireless system design company to perform all the radio frequency design work for the Company's PCS network. The PCS network will be designed to connect seamlessly to the wired network to provide an integrated system. Although the Company anticipates significant competition for PCS, management believes that Pacific Bell's reputation for superior service is a competitive advantage and anticipates introducing PCS services in early 1997.


Developing New Products
-----------------------

The Company also is responding to competition by streamlining new product development to shorten the time between product conception and market roll-out. In 1994, the Company introduced prepaid calling cards, moving from inception to market in just six months. The Company also introduced a credit card that accumulates credits towards the purchase of Pacific Bell products and services. Other products in various stages of development include custom calling features, which provide a distinctive ring to alert customers to incoming toll calls, and do-not-disturb features. Also under development are network management products that will allow customers to set up their own internal telephone networks to streamline internal communications. The Company also plans an array of new products to take advantage of the increased capabilities of the broadband network.

Reengineering Core Processes
----------------------------

To improve operational efficiencies, management continues to employ core process reengineering ("CPR"). CPR is a method for achieving significant increases in performance by fundamentally rethinking basic business processes and systems. The Company's CPR projects will result in better, faster customer service and will reduce costs as the Company responds to competition. Some of the more significant projects are summarized below.

To increase responsiveness and lower costs, the Company is establishing new, integrated customer service centers. The Company consolidated 128 service centers into 15 centers in 1994. By 1997, these will be further consolidated into five centers. These new centers will reduce customer hand-offs by employees due to the centralization of responsibilities previously handled by several different organizations in different locations. Customer-requested changes will be less expensive and easier to accomplish with fewer facilities.

To create a more efficient and reliable network, the Company is reducing the number of network operations centers from 25 to four state-of-the-art facilities and streamlining network management processes. Each of the four centers will be responsible for network surveillance and control, network provisioning and maintenance, and network reliability and quality assurance. The new centers will reduce cycle times because of fewer hand-offs, and allow greater concentration of technical expertise at each center. The Company anticipates the consolidation of customer services centers will be completed by the end of 1995.

To reduce overhead costs, the Company has initiated changes in the use of its real estate. Expense savings will result from consolidating operations, terminating leases and selling surplus property. Telecommuting, virtual offices, and shared offices will be encouraged.

To establish service more quickly, plant facilities will be dedicated to a customer's telephone line. This new process is called "quick dialtone". It will require less human intervention to initiate telephone service and will allow the Company to activate service within about two hours. It will allow the customer to access certain repair, 911 and business office numbers, even after service is disconnected. Quick dialtone will make it easy for customers to choose Pacific Bell now, and after local competition is authorized.

As a result of reengineering its processes and other restructuring, the Company reduced its net force by about 3,800 employees during 1994. Employees per ten thousand access lines decreased 10.5 percent, a further improvement from the 4.6 percent decrease in 1993. Revenues per employee increased
7.9 percent in 1994.

Management is confident that its strategic initiatives described above will allow it to offer premier telecommunications services at competitive prices and to remain the customer's first choice for telecommunications products and services in California.

COMPETITION

The Company is facing increasing competition for existing and new services. Currently, competitors primarily consist of interexchange carriers, competitive access providers, and wireless companies. Soon the Company will also face competition from cable television companies and others. Management supports the simultaneous entry of all telecommunications competitors into each others' markets. The competitive environments for the Company's major services categories are summarized below.

Toll Services Competition
-------------------------

In September 1994, the California Public Utilities Commission (the "CPUC") issued a decision in the third phase of its investigation into alternative regulatory frameworks. Effective January 1, 1995, the decision allowed long-distance and other telecommunications companies to officially compete with the Company and other local telephone companies in providing intra-service area toll call services in California. Toll calls are calls within a customer's service area but beyond the local calling area. The decision also rebalanced prices for services in order to allow the Company to be a more effective competitor. Rebalancing brings prices for certain services closer to the costs of providing those services. The decision lowered intra-service area toll prices an average of about 40 percent and increased the Company's residential flat rate service from $8.35 to $11.25 per month. The Company's business basic prices increased from $8.35 to $10.32 per month. In addition, charges for intrastate access were reduced and other prices were changed.

The CPUC intends the decision to be revenue neutral; the effect of price decreases would be offset by the effect of price increases. In January 1995, the CPUC ordered that the new rates are subject to adjustment, including refunds and backcharges, pending its resolution of various applications for rehearing. The CPUC has stated its intention to order such adjustments if necessary to maintain revenue neutrality or remedy any harm.

The Company believes the decision is based on an estimate of growth in demand for services due to lower toll prices that may be too optimistic. If actual demand falls short of estimates, toll service revenues would be adversely affected. More importantly, as competition intensifies for intra-service area toll calling, there is a risk that the Company's toll revenues could be materially reduced. Several competitors have advertised promotional prices that are lower than the Company's prices for certain toll-calling patterns. However, a customer must currently dial a five-digit access code to use a competitor's toll services. The Company is aggressively marketing volume discount plans to its residential and business customers.

The CPUC has stated that in May 1995 it will begin to consider whether customers should be allowed to presubscribe to a specific carrier to handle their intra-service area toll calls. Presubscription would allow a customer to select a carrier without dialing the carrier's access code. As part of the local services competition procedural plan (See "Local Services Competition" below), the CPUC is encouraging interested parties to pursue the development of a settlement agreement on presubscription by March 1995.

Local Services Competition
--------------------------

In December 1994, the CPUC adopted a procedural plan to achieve the CPUC's and California Legislature's goal of opening local exchange markets to competition by January 1, 1997. Opening local markets to competition would increase demand for, and stimulate private development of, new types of telecommunications and video services, bringing innovative new products into businesses, homes, and communities. The CPUC plans to issue interim rules for local competition in June 1995. The CPUC is encouraging interested parties to negotiate a settlement of issues related to opening local telephone markets to competition as well as presubscription and regulatory framework reform. The parties must issue a progress report by March 31, 1995. For issues remaining unresolved, the CPUC proposes to address local competition in three related proceedings which are intended to remove barriers to competition, resolve technical issues, and implement consumer protection and regulatory streamlining.

In January 1995, the CPUC instituted a proceeding to reexamine the definition, objectives, and subsidy support for universal service. The CPUC will report its recommendations to the California Legislature by January 1, 1996.

The CPUC proposes to adopt specific requirements for the unbundling and nondiscriminatory provision of monopoly functions that allow the provision of telecommunications services. These functions would be subject to open access for all telecommunications providers. In response to the CPUC's unbundling plan, the Company has proposed separation of the loop (the telephone line between a customer's location and the telephone company's central office) from the switch (the central office equipment that selects the paths to be used for transmission of information). The CPUC is scheduled to issue a decision in first quarter 1995 concerning expanded interconnection and local transport restructuring. A later decision will adopt a methodology to be used for cost studies and may also define the network building blocks necessary for network unbundling.

The Company has been conducting tests and trials with a variety of industry participants to test the feasibility of unbundling the loop from the switch and of various points of interconnection. Successful trials will allow competitors to connect to the Company's network to carry calls and facilitate the CPUC's local competition goals.

The CPUC plans to establish minimum consumer protection requirements applicable to all local service providers by January 1997. At the same time, the CPUC will develop plans to streamline regulatory processes for initiating service offerings or changing prices.

Interstate Access Services Competition
--------------------------------------

The FCC ordered large LECs, including the Company, to offer expanded network interconnection for interstate special access services effective June 1993, and for the transport portion of interstate switched access services effective February 1994. Upon appeal, the U.S. Court of Appeals for the D.C. Circuit decided that the FCC lacks the authority to require physical collocation and remanded to the FCC the issue of whether the LECs should offer "virtual collocation" instead of physical collocation. With virtual collocation, the LECs install and maintain the equipment dedicated for use by the competitive access providers ("CAPs"), and charge the CAPs for services. In July 1994, the FCC directed the LECs to provide virtual collocation, but exempted LECs from this requirement at central offices where they offer physical collocation. The Company plans to continue to offer physical collocation but has appealed certain requirements of the FCC's order. The portion of interstate access revenues subject to increased competition represents less than five percent of the Company's total revenues.

Intrastate Access Services Competition
--------------------------------------

In August 1993, the CPUC issued a proposal that would require the Company to offer expanded network interconnection for intrastate special access services and for the transport portion of intrastate switched access services. The CPUC proposes to allow CAPs to locate transmission facilities in the Company's central offices; adopt a new transport rate structure that includes pricing flexibility for dedicated traffic; and authorize competition for switched transport services within the state. Intrastate access revenues subject to increased competition represent less than four percent of the Company's total revenues. A decision from the CPUC is expected in first quarter 1995.

On January 1, 1995, the Company lowered the prices it charges interexchange carriers for intrastate switched access in order to remain competitive with CAPs. The new prices average 1.4 cents per minute of use compared to the previous rate of about 2.8 cents per minute. The price decrease was authorized by the CPUC in its September 1994 rate rebalancing decision. Resulting decreases in access revenues are being offset by increases in local service revenues. (See "Toll Services Competition" on page 17.)

Although the Company is facing increasing competition for all of its services, management believes that a truly open, competitive market, in which the Company can compete without undue restrictions, offers significant opportunities to grow the business.

PUBLIC POLICY

Telecommunications policy reform has been, and will continue to be, the subject of much debate in Congress, the California Legislature, the courts, the FCC, and the CPUC. The Company supports public policy reforms that promote fair competition and ensure the responsibility for universal service is shared by all who seek to provide telecommunications services in California. The Company continues to believe it should be allowed the opportunity to compete in other markets, such as long-distance, cable television programming, and manufacturing. Competition could bring great benefits to customers by giving them the opportunity to choose among service providers, for everything from dialtone to long-distance.

Long Distance Services Waiver
-----------------------------

In January 1995, the Company asked the U.S. Department of Justice to support a waiver of the provisions of the 1982 Consent Decree which prohibit the Company from providing long-distance services. Long-distance calls are calls between service areas. This filing is consistent with the CPUC's and California Legislature's goal of having full competition for telecommunications services in California. The final decision to grant a waiver must be made by the U.S. District Court for the District of Columbia which has retained jurisdiction over the interpretation and enforcement of the 1982 Consent Decree. The waiver process could take two or more years.

Court Decision on Video Programming
-----------------------------------

Under the 1984 Cable Act, the Corporation is currently prohibited from providing video programming in its service areas. In November 1993, the Corporation filed suit in the U.S. District Court in San Jose challenging the constitutionality of the 1984 Cable Act's provisions. In December 1994, the U.S. Court of Appeals for the Ninth Circuit overturned these provisions. The Appellate Court's decision, when issued, will return the case to the lower court for further proceedings consistent with its decision. The ruling is subject to appeal to the U.S. Supreme Court. The Company still needs approval from the FCC before it can provide video services. (See "Investing in the Core Network" on page 13.)

Telecommunications Legislation
------------------------------

In 1994, the U.S. House of Representatives approved two telecommunications bills which would have eased certain restrictions imposed by the 1982 Consent Decree and the 1984 Cable Act. Similar legislation with less favorable provisions was introduced in the U.S. Senate but was withdrawn. Similar legislation has been reintroduced in the House of Representatives in January 1995. The Company expects telecommunications legislation will also be introduced in the Senate in 1995.

In September 1994, Governor Wilson signed legislation directing the CPUC to authorize fully open competition for intrastate long-distance services if federal legislation or court action amends the 1982 Consent Decree. If not amended by October 1995, the CPUC must order the Company to offer intrastate long-distance services and to seek a waiver of the 1982 Consent Decree. (See "Long-Distance Services Waiver" above.) The CPUC's order would be subject to specific safeguards which would ensure that competitors have fair, nondiscriminatory, and mutually open access to the Company's exchanges and to interexchange facilities.

In September 1994, Governor Wilson signed legislation that will allow cable television companies to offer local telephone services in areas of California where local telephone companies are allowed to offer video services.

CPUC Regulatory Framework Review
--------------------------------

Effective July 1994, the CPUC issued a decision in its scheduled review of its incentive-based New Regulatory Framework ("NRF"). The decision reduced the Company's benchmark rate of return from 13.0 percent to 11.5 percent. Earnings of 11.5 percent to 15.0 percent will be shared equally with
customers.    Earnings above  15.0 percent  will be  shared 30.0  percent with
customers.    The  decision  also  increased   the  productivity  factor  from
4.5 percent to 5.0 percent.  A high productivity factor reduces revenues.

The Company has recommended that the CPUC move toward pure price regulation, without ceilings, floors, sharing, exogenous costs, or productivity and inflation factors. The CPUC is scheduled to begin a review of the NRF again in mid-1995 if parties do not settle these and other issues involving local competition. (See "Local Services Competition" on page 18.)

FCC Regulatory Framework Review
-------------------------------

In 1994, the FCC began a comprehensive review of the Local Exchange Carrier price cap framework. The Company proposed several specific changes to the current plan including the elimination of the productivity factor, sharing, and earnings caps. The Company also proposed increased pricing flexibility for certain competitive services. Other parties have advocated increasing the productivity factor, retaining the sharing and earnings caps, and reducing the benchmark rate of return. The FCC is expected to issue an order in March 1995. Any changes to the plan will most likely be incorporated into the 1995 annual access tariff filing which is scheduled to take effect on July 1, 1995.

Management believes that the public policies discussed above should ensure that service providers get simultaneous and equal access to each others' markets; anything less would not be fair. A competitive advantage accrues to any company that can offer customers one-stop shopping for local, toll, and long-distance services as a package. It is crucial for the Company to be allowed to offer long-distance and video services when the local market is opened to competition.

RESULTS OF OPERATIONS

The following discussions and data compare the 1994 results of operations of Pacific Bell and subsidiaries to 1993.
                                                                Change
                                                           ----------------
Operating Statistics                   1994       1993     Amount   Percent
---------------------------------------------------------------------------
Return on shareowner's equity.......   17.2%     (2.1%)     19.3        -
Operating ratio ....................   74.1%     93.4%     (19.3)       -
Revenues per employee (thousands) ..   $178      $165        $13      7.9
Employees per ten thousand
  access lines* ....................   31.6       35.3      (3.7)   (10.5)
===========================================================================
*  Excludes Pacific Bell Directory employees
                                                               Change
                                                          ----------------
($ millions)                           1994      1993     Amount   Percent
--------------------------------------------------------------------------
Net income (loss) .................  $1,071    $(130)     $1,201        --
--------------------------------------------------------------------------

The Company's 1994 earnings increased $1.201 billion. This year's results include an after-tax charge of about $29 million due to a CPUC order related to customer late payment charges. In 1993, results were reduced by after-tax charges of about $1.16 billion for adopting a new accounting standard, restructuring and curtailment charges, and other one-time items. Without these 1993 charges and excluding one-time items in each year, earnings would have increased about 7.0 percent.

Looking ahead, management expects that the effects of toll-service competition and a CPUC-ordered revenue reduction, coupled with dilution from initial costs for wireless services, will create some pressure on the Company's current earnings level. In the long-term, the core telephone business performance is expected to improve due to cost reduction efforts, growth prospects, strategic initiatives, and continued recovery of the California economy. These prospects should provide opportunity for stronger earnings.

Volume Indicators
-----------------
                                                             Change

                                                      --------------------
Volume Indicators                  1994      1993     Amount       Percent
-----------------------------------------------------------------------------
Customer switched access lines
  in service at December 31
  (thousands).................   15,026     14,617       409           2.8
Interexchange carrier access
  minutes-of-use (millions)...   52,383     48,657     3,726           7.7
    Interstate................   30,581     28,318     2,263           8.0
    Intrastate................   21,802     20,339     1,463           7.2
Toll messages (millions)......    4,442      4,230       212           5.0
=============================================================================

The Company is seeing continued improvement in volume indicators due to economic recovery in California. The number of access lines in service increased 2.8 percent in 1994, an improvement over a 2.2 percent increase in 1993. The 1994 increase was primarily attributable to the economic recovery and the Company's promotional efforts to increase the number of households with two lines. The residential access line growth rate increased to 2.0 percent in 1994, up from 1.4 percent last year. The growth rate in business access lines climbed to 4.1 percent in 1994 from 3.3 percent last year. Business Centrex lines grew 10.3 percent in 1994, fueled by businesses focusing on networking multiple locations and disaster preparedness.

Access minutes-of-use represent the volume of traffic carried by interexchange carriers over the Company's local networks. Total access minutes-of-use increased by 7.7 percent in 1994, an improvement over the 6.1 percent increase in 1993. The increase in access minutes-of-use was attributable primarily to economic growth which increased network usage.

Toll messages include Message Telecommunications Services, Optional Calling Plans, WATS and terminating 800 messages. Toll messages increased by
5.0 percent compared to an increase of 2.4 percent in 1993. Unauthorized competition, particularly in WATS and 800 services, has constrained the growth rate in toll messages compared to the growth rate in intrastate carrier access minutes-of-use.

The CPUC formally authorized competition in the intra-service area toll market effective January 1995. As a result, the Company lowered average prices for intra-service area toll services approximately 40 percent. Toll messages are expected to increase due to lower prices. However, the increase is expected to be at least partially offset by the loss of some toll business to competition. Although competition may reduce the number of toll messages carried by the Company, it also has the effect of increasing access minutes-of-use. (See "Toll Services Competition" on page 17.)

Operating Revenues
------------------
                                                               Change
                                                          -----------------
($ millions)                          1994       1993     Amount   Percent
---------------------------------------------------------------------------
Total operating revenues........    $8,917     $8,894      $23         0.3
---------------------------------------------------------------------------

In 1994, total operating revenues increased slightly because increases due to customer demand were partially offset by revenue reductions ordered by the CPUC and the FCC under price cap regulation. In addition, revenues were reduced by accruals for sharing interstate earnings with customers. The FCC and the CPUC require the sharing of earnings above a threshold rate of return. Revenues were also reduced due to a CPUC refund order related to customer late payment charges. Revenues were further reduced by a July 1994 CPUC decision which increased the productivity factor of the price cap formula from 4.5 percent to 5.0 percent. (See "CPUC Regulatory Framework Review" on page 21.) Factors affecting revenue changes are summarized in the table below.

                     Price            Late   Product-
                       Cap  Sharing  Payment   ivity                   Total
Operating Revenues  Orders  Accrual  Refund   Factor   Misc.  Demand  Change
----------------------------------------------------------------------------
($ millions)

Local service..... $ (51)                     $ (9)    $(50)   $ 83   $ (27)
Network access
  Interstate......    (6)    (58)                        (5)     58     (11)
  Intrastate......   (16)                       (3)      (3)     74      52
Toll service......   (40)                       (7)       7     (11)    (51)
Other revenue.....                    (27)               23      53      49
Uncollectibles....                                       11              11
                    ------  ------   ------   ------  ------  ------  ------
Total Operating
  Revenues........  $(113)  $(58)    $(27)    $(19)    $(17)   $257    $ 23
============================================================================

Local service revenues include basic monthly service fees and usage charges. Fees and charges for custom calling features, coin phones, installation, and service connections are also included in this category. The increase in local service revenues due to customer demand in the above table reflects increased customer access lines.

Network access revenues reflect charges to interexchange carriers and to business and residential customers for access to the Company's local network. The increase in interstate network access revenues due to customer demand reported above reflects increased carrier access minutes-of-use, as well as increased access lines. The increase in intrastate network access revenues due to customer demand also reflects growth in carrier access minutes-of-use.

Toll service revenues include charges for long-distance services within service area boundaries. Unauthorized competition reduced toll service revenues in 1994. However, this reduction was partially offset by increased access charges paid by competitors to complete toll calls over the Company's local network.

Other service revenues are generated from a variety of services including directory advertising, information services, and billing and collection services. Other service revenues for 1994 include an increase in information service revenues of $28 million, chiefly due to the success of the Company's business and residential voice mail products. Customer voice processing units in service increased 37 percent in 1994.

Looking ahead, the CPUC ordered a $232 million revenue reduction for 1995 as a result of the Company's annual price cap filing. The ordered reduction includes a decrease of $161 million because the 5.0 percent productivity factor of the price cap formula exceeded the growth in the Gross Domestic Product Price Index by 2.4 percent. The order also included several other items that will decrease revenues by an additional $71 million. In addition, the CPUC ordered a rebalancing of prices effective January 1995. As a result, 1995 revenues will shift between service categories. (See "Toll Services Competition" on page 17.)

In June 1994, the FCC accepted the Company's annual access tariff filing under price cap regulation. As a result, the Company's interstate network access revenues will be reduced about $30 million annually beginning July 1, 1994. The decrease reflects the application of the price cap formula, increased support payments to the National Exchange Carrier Association, and an $8 million price reduction to help the Company remain competitive with other access providers.

Operating Expenses
------------------
                                                               Change
                                                          ----------------
($ millions)                          1994       1993     Amount   Percent
--------------------------------------------------------------------------
Total operating expenses.........   $6,606     $8,309   $(1,703)    (20.5)
--------------------------------------------------------------------------

The decrease in total operating expenses for 1994 reflects the Company's continuing cost reduction efforts and resulting expense savings. Without restructuring and curtailment charges of $1,567 million in 1993, expenses for 1994 would have decreased $136 million or 2.0 percent.

Factors affecting expense changes are summarized in the table below.

                            Pacific Bell Only                         Total
                      -------------------------------                Change
                      Salaries     Employee               Subsid-      from
Operating Expenses     & Wages     Benefits     Other     iaries       1993
----------------------------------------------------------------------------
($ Millions)

Cost of products
  & services..........   $ (56)     $ (24)   $    28      $    5    $   (47)
Customer operations
  & selling expense...     (11)        (1)        51          11         50
General, admin. &
  other expense.......     (10)       (36)      (154)          6       (194)
Depreciation
  & amortization......       -          -         48           7         55
Restructuring and
  Curtailment.........       -       (590)      (977)          -     (1,567)
                         ------     ------    -------     ------     -------
Total Operating
  Expenses............    $(77)     $(651)   $(1,004)     $   29    $(1,703)
============================================================================

The 1994 decreases in salary and wage expense and employee benefits are primarily due to force reductions. Without the 1993 restructuring charge, other expenses would have decreased $27 million. This restructuring charge was recorded to recognize the incremental cost of force reductions associated with restructuring internal business processes through 1997. (See "Status of Restructuring Reserve" on page 30.)

The decrease in general and administrative expense in other expenses was primarily due to $73 million in regulatory and other adjustments in 1993, a $44 million decrease in 1994 costs for contracted programmers and plant laborers, and a reclass of certain vendor expenses. The Company hired fewer programmers in 1994 due to the completion of a billing system enhancement project in 1993 and fewer contract plant laborers were utilized in 1994 due to more favorable weather conditions. A reclass of certain vendor expenses shifted costs from general and administrative expense to the cost of products and services category. These decreases in other expenses were partially offset by higher depreciation expense.

                                                               Change
                                                          ------------------
Salary and Wage Expense*               1994       1993     Amount   Percent
----------------------------------------------------------------------------
($ millions)

   Pacific Bell...................   $2,042    $2,119       $(77)    (3.6)
   Subsidiaries...................      169       180        (11)    (6.1)
                                     ---------------------------------------
Total Salary and Wage Expense.....   $2,211    $2,299       $(88)    (3.8)
----------------------------------------------------------------------------
Employees - End of Year

   Pacific Bell...................   47,176     51,304    (4,128)    (8.0)
   Subsidiaries...................    3,031      2,722       309     11.4
                                     ---------------------------------------
Total Employees - End of Year.....   50,207     54,026    (3,819)    (7.1)
============================================================================
*1993 amount restated to conform to current presentation

Salary and wage expense is the largest component of total operating expenses. The decrease in salary and wage expense reflects force reduction savings and lower overtime costs which were slightly offset by higher compensation rates. Salaries and wage expense decreased primarily as a result of a net workforce reduction of about 3,800 employees. In addition, overtime decreased $35 million primarily because of extensive storm repairs necessary in 1993. The effect of the declining workforce was partially offset by a $12 million increase related to higher compensation rates. The Company expects salary and wage expense to decline further in 1995 due to continued force reduction programs. (See "Status of Restructuring Reserve" on page 30.) Future salary and wage expense will be affected by the renegotiation of the Company's union contracts which expire in August 1995.
                                                               Change
                                                          ----------------
Depreciation and Amortization         1994       1993     Amount   Percent
--------------------------------------------------------------------------
($ millions)

   Pacific Bell.................... $1,727     $1,679        $48       2.9
   Subsidiaries....................     31         24          7      29.2
                                    --------------------------------------
Total Depreciation and
  Amortization..................... $1,758     $1,703        $55       3.2
--------------------------------------------------------------------------
Total depreciation as a percent of
  average plant (%)................    7.0        6.9         .1       -
==========================================================================

Depreciation expense in 1994 increased due to higher telephone plant balances, a change in the composition of the Company's plant and increased depreciation rates prescribed by regulators. Network modernization programs have caused higher telephone plant balances resulting in higher depreciation expense.

Higher interstate depreciation rates prescribed by the FCC increased depreciation expense by approximately $9 million annually. Under incentive-based regulation, the Company is not granted revenue recovery for increased depreciation expense.

Looking ahead, new intrastate depreciation rates authorized by the CPUC in December 1994 will increase depreciation expense by approximately $30 million annually effective January 1, 1995. As a result of the Company's strategic initiatives, projected capital investment is expected to continue to increase telephone plant levels resulting in higher depreciation expense in future years.
                                                               Change
                                                          ----------------
Other Employee-Related Expenses      1994       1993*     Amount   Percent
--------------------------------------------------------------------------
($ millions)

Pacific Bell
   Postretirement Benefits.........  $299       $331        $(32)    (9.7)
   Healthcare and life insurance
     benefits of active employees..   210        211          (1)    (0.5)
   Other benefits..................    76        113         (37)   (32.7)
   Payroll taxes...................   159        165          (6)    (3.6)
   Pensions........................     9         (6)         15    250.0
                                     -------------------------------------
Total Pacific Bell.................  $753       $814        $(61)    (7.5)
Subsidiaries.......................    39         46          (7)   (15.2)
                                     -------------------------------------
Total Employee-Related Expenses....  $792       $860        $(68)    (7.9)
===========================================================================

* 1993 amounts exclude SFAS 106 curtailment and postemployment benefits accounting change (See "Cumulative Effect of Prior Year Accounting Change" on page 30 and Note B - "Restructuring and Curtailment Charges" on page 45.)

Other employee-related expenses decreased $68 million, excluding the 1993 effects of the postretirement benefits curtailment and change in accounting principle. (See "Change in Accounting for Postretirement and Postemployment Costs" in Note A on page 45.) The decrease in this category is primarily attributable to the Company's continued force reduction programs. Postretirement benefits expense decreased primarily due to reduced expense associated with the amortization of the transition obligation resulting from the 1993 curtailment. Miscellaneous adjustments to true-up certain benefit liabilities, including a $36 million reduction in other benefits, also lowered other employee-related expenses.

Income Taxes
------------
                                                               Change
                                                          ----------------
($ millions)                          1994       1993     Amount   Percent
--------------------------------------------------------------------------
Income taxes......................    $621       $(57)      $678       -

Effective tax rate (%)............    36.7      132.4      (95.7)      -
--------------------------------------------------------------------------

The increase in income taxes for 1994 reflects the Company's higher pre-tax income. This increase was slightly offset by the Company's ability to claim more tax credits this year and several tax true-ups which together lowered tax expense by a net $30 million.

Interest Expense
----------------
                                                               Change
                                                          ----------------
($ millions)                          1994       1993     Amount   Percent
--------------------------------------------------------------------------
Interest expense.................     $439       $429       $10        2.3
--------------------------------------------------------------------------

Interest expense increased slightly when compared with 1993. Interest on long-term debt decreased $29 million, including an $18 million reduction related to higher borrowing levels in 1993 and $11 million in savings due to lower interest rates resulting from refinancings. Long-term debt levels were temporarily higher in 1993 due to time-lags between new debt issuances and the retirements of refinanced amounts. These decreases were more than offset by miscellaneous increases in interest expense related to the CPUC's late payment charges decision, interest on certain regulatory refunds and other financing charges.

Other Income (Expense)
----------------------
                                                               Change
                                                          ----------------
($ millions)                          1994       1993     Amount   Percent
--------------------------------------------------------------------------
Other income (expense).............     $3       $(14)      $17      121.4
--------------------------------------------------------------------------

Other income (expense) in 1994 increased in comparison to the 1993 amount which had included increased debt refinancing costs.

Cumulative Effect of Prior Year Accounting Change
-------------------------------------------------

Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 112, "Employer's Accounting for Postemployment Benefits." SFAS 112 requires a change from cash to accrual accounting by recording a cumulative catch-up-charge at implementation. A one-time, noncash charge was recorded against earnings of $148 million, which is net of a deferred income tax benefit of $103 million. The Company was unable to defer these charges under the criteria for recognizing a regulatory asset under SFAS 71, "Accounting for the Effects of Certain Types of Regulation." The annual periodic expense does not differ materially from expense under the prior method.

Status of Restructuring Reserve
-------------------------------

In recent years, the Company has established reserves to record the effects of restructuring certain parts of its business.

In 1991, a $201 million reserve was established for the cost of management force reduction programs through 1994. A balance of $77 million remained at the end of 1993. An additional $1,020 million reserve was established in December 1993 to record the incremental cost of force reductions associated with restructuring Pacific Bell's business processes through 1997. This restructuring will allow Pacific Bell to eliminate more than 14,000 employee positions by the end of 1997. After considering new positions expected to be created, a net reduction of approximately 10,000 positions is anticipated. Pacific Bell also expects to relocate approximately 10,000 employees as it consolidates business offices, network facilities, installation and collection centers, and other operations.

Under the restructuring plan, Pacific Bell had anticipated gross force reductions of approximately 2,700 employees in 1994. However, Pacific Bell's actual 1994 gross force reduction was 5,852. The excess primarily represents pension-eligible employees who took advantage of favorable discount rates coupled with early retirement incentives to leave the business in 1994. After new hires, the net reduction was 4,128. Pacific Bell now expects gross force reductions in 1995 will be about 3,000 employees, rather than the 5,500 previously forecast. Gross force reductions for the restructuring period are not expected to differ materially from the original forecast, although the timing of the reductions may vary depending on the outcome of labor contract negotiations and other variables.

Due to the higher force reductions, estimated 1994 expense savings from the restructuring of $187 million exceeded the original estimate by about $20 million. Charges to the reserve totaled $278 million, $52 million more than the original estimate of $226 million. Of this amount, severance costs of $170 million exceeded the original $120 million estimate by $50 million;
systems costs of $92 million were $2 million less than the original $94 million estimate; and facilities consolidation costs of $16 million exceeded the original $12 million estimate by $4 million. The overrun in severance costs reflects the larger than expected force reductions. Severance costs include $62 million of costs for enhanced retirement benefits paid from pension fund assets which do not require current outlays of the Company's funds. Pension plan gains offsetting the 1994 loss are expected in 1995
through  1997   as  more  force  reductions   occur  under  nonpension-related
offerings.

Because of the acceleration of force reductions into 1994, charges to the restructuring reserve in 1995 are expected to be approximately $50 million less than the $436 million previously forecast. Also included in the reserve were estimated costs of $280 million in 1996 and $155 million in 1997. Actual costs are not expected to differ materially from these estimates. Savings in 1995, primarily in labor costs from force reductions, are expected to slightly exceed 1995 restructuring costs. Annual savings, primarily in labor costs, are expected to reach approximately $1 billion when the restructuring is completed.

See Schedule II on page 63 for a table detailing the status and activity of the reserve.

PENDING REGULATORY ISSUES

Postretirement Benefits Other Than Pensions
-------------------------------------------

In 1992, the CPUC issued a decision adopting, with modification, SFAS 106, "Employers' Accounting for Postretirement Benefits Other than Pensions," for regulatory accounting purposes. The CPUC decision also granted the Company revenue increases for recovery of contributions to tax-advantaged funding vehicles for SFAS 106 costs. Annual price cap decisions by the CPUC granted the Company $100 million in each of the years 1995 and 1994 for partial recovery of higher costs under SFAS 106. However, the CPUC in October 1994 reopened the proceeding to determine if the Company should continue to recover these costs. The CPUC's order held that related revenues collected after October 12, 1994 are subject to refund. Management believes these costs are appropriately included in the Company's price cap filings, but is unable to predict the outcome.

Structural Separations Requirements
-----------------------------------

In October 1994, the U.S. Court of Appeals for the Ninth Circuit overturned the FCC's removal of its structural separations requirements for the offering of enhanced services by the former Bell Operating Companies ("BOCs"), including the Company.

In January 1995, the FCC granted a waiver allowing the Company and other BOCs to continue current enhanced service offerings, conduct research and development, and seek FCC approval for new service offerings. The reimposition of structural separations requirements would result in increased costs and reduced revenues and would delay the introduction of new products and services.

Information Services Subsidiary
-------------------------------

Effective  January 1, 1993,  the Company transferred  its Information Services
Group to a wholly-owned subsidiary, Pacific Bell Information Services ("PBIS"). PBIS provides business and residential voice mail and other selected information services. In 1992, the CPUC issued a decision which required the Company to reduce revenues by the difference between the "going concern" value of PBIS and its adjusted net book value. In 1993, the Company filed a Petition for Modification of the decision based on its belief that the decision resulted in a double refund to customers. The CPUC has taken no action on the petition. In May 1994, the Company began refunding about $12.5 million over 12 months.


APPLICABILITY OF REGULATORY ACCOUNTING

The Company currently accounts for the economic effects of regulation under SFAS 71. If it becomes no longer reasonable to assume the Company will recover its costs through rates charged to customers, whether resulting from the effects of increased competition or specific regulatory actions, SFAS 71 will no longer apply. The Company monitors the effects of competition and changes in regulation to assess the likelihood it will continue to recover its costs. Discontinuing the application of SFAS 71 would require the Company to eliminate its regulatory assets and liabilities and may require a reduction of the carrying amount of its telephone plant. Three telephone regional holding companies ("RHCs") have discontinued the application of SFAS 71 regulatory accounting and have reduced their telephone plant balances. If the Company were to discontinue the application of SFAS 71 and compute the effect on its telephone plant in a manner similar to these three RHCs, the reduction in carrying amount of the Company's property, plant, and equipment would be between $3 and $5 billion. (See "Accounting Under Regulation" in Note A on page 42 for a discussion of regulatory assets and liabilities included in the balance sheet.)

Item 8.  Financial Statements and Supplementary Data.


REPORT OF MANAGEMENT

The management of Pacific Bell is responsible for preparing the accompanying financial statements and for their integrity and objectivity. The statements have been prepared in accordance with generally accepted accounting principles applied on a consistent basis and are not misstated due to material fraud or error. In instances where exact measurement is not possible, the financial statements include amounts based on management's best estimates and judgments. Management also prepared the other information contained in this annual financial review and is responsible for its accuracy and consistency with the financial statements.

The Company's financial statements have been audited by Coopers & Lybrand L.L.P., independent accountants. Management has made available to Coopers & Lybrand L.L.P. the Company's financial records and related data, as well as the minutes of directors' meetings. Furthermore, management believes that all of its representations made to Coopers & Lybrand L.L.P. during their audit are valid and appropriate.

Management has established and maintains a system of internal control that provides reasonable assurance as to the integrity and reliability of the financial statements, the protection of assets from unauthorized use or disposition, and the prevention and detection of fraudulent financial reporting. The system of internal control provides for appropriate division of responsibility and is documented by written policies and procedures that are communicated to employees with significant roles in the financial reporting process and are updated as necessary. Management continually monitors the system of internal control for compliance, and maintains a strong internal auditing program that independently assesses the effectiveness of the internal controls and recommends improvements when necessary. In addition, as part of their audit of the Company's financial statements, Coopers & Lybrand L.L.P. have obtained a sufficient understanding of the internal control structure to determine the nature, timing and extent of audit tests to be performed. Management has considered the internal auditors' and Coopers & Lybrand L.L.P.'s recommendations concerning the Company's system of internal control and has taken actions that it believes are cost-effective under the circumstances to respond appropriately to these recommendations. Management believes that the Company's system of internal control is adequate to accomplish the objectives discussed.

Management also recognizes its responsibility to foster a strong ethical climate that enables the Company to conduct its affairs according to the highest standards of personal and corporate conduct. This responsibility is characterized and reflected in the Company's code of corporate conduct, which is publicized throughout the Company. The code of conduct addresses, among other things: potential conflicts of interests; compliance with domestic laws, including those relating to foreign transactions and financial disclosure; and the confidentiality of proprietary information. The Company maintains a systematic program to assess compliance with these policies.

The Audit Committee of the Board of Directors is responsible for overseeing the Company's financial reporting process on behalf of the Board. In fulfilling its responsibility, the Committee recommends to the Board, subject to shareowner ratification, the selection of the Company's independent accountants. The Committee consists of five members of the Board who are neither officers nor employees of the Company. It meets regularly with representatives of management, internal audit and the independent accountants to review internal accounting controls and accounting, auditing and financial reporting matters. During 1994, the Committee held five meetings. The Company's internal auditors and independent accountants periodically meet alone with the Committee to discuss the matters previously noted and have direct access to it for private communication at any time.

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareowner of Pacific Bell:

We have audited the consolidated financial statements and the financial statement schedule of Pacific Bell (a wholly-owned subsidiary of Pacific Telesis Group) and Subsidiaries (the "Company") as listed in Item 14(a) of this Form 10-K. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pacific Bell and Subsidiaries as of December 31, 1994 and 1993 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1994 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.





/s/ Coopers & Lybrand L.L.P.
San Francisco, California
February 23, 1995

                         PACIFIC BELL AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME

                                                   For the year ended
                                                       December 31,
                                               ----------------------------
(Dollars in millions)                           1994       1993       1992
---------------------------------------------------------------------------
OPERATING REVENUES:
  Local service............................    $3,385     $3,411     $3,316
  Network access
    Interstate.............................     1,561      1,572      1,534
    Intrastate.............................       731        679        663
  Toll service.............................     1,984      2,035      2,082
  Other revenues...........................     1,406      1,358      1,330
  Less: provision for uncollectibles.......       150        161        176
                                              -------    -------    -------
Total Operating Revenues...................     8,917      8,894      8,749
                                              -------    -------    -------
OPERATING EXPENSES:
  Cost of products and services............     1,898      1,945      1,870
  Depreciation and amortization............     1,758      1,703      1,674
  Customer operations and selling expense..     1,846      1,796      1,512
  General, administrative and
    other expense..........................     1,104      1,298      1,391
  Restructuring and curtailment............         -      1,567          -
                                              -------    -------    -------
Total Operating Expenses...................     6,606      8,309      6,447
                                              -------    -------    -------
Net Operating Revenues.....................     2,311        585      2,302
                                              -------    -------    -------
Operating Taxes:
  Income taxes.............................       621        (57)       607
  Other taxes..............................       183        181        187
                                              -------    -------    -------
Total Operating Taxes......................       804        124        794
                                              -------    -------    -------
OPERATING INCOME...........................     1,507        461      1,508
                                              -------    -------    -------
Other Income (Expense)                              3       (14)         83
                                              -------    -------    -------
Income before interest expense and
  cumulative effect of change in accounting
  principle................................     1,510        447      1,591
Interest expense...........................       439        429        460
                                              -------    -------    -------
Income before cumulative effect of change
  in accounting principle..................     1,071         18      1,131
Cumulative effect of change in accounting
  principle................................         -       (148)         -
                                              -------    -------    -------
NET INCOME (LOSS)..........................    $1,071     $ (130)    $1,131
===========================================================================
The accompanying Notes are an integral part of the Consolidated Financial Statements.

                         PACIFIC BELL AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                                          December 31,
(Dollars in millions)                                  1994         1993
---------------------------------------------------------------------------
ASSETS
Cash and cash equivalents.........................     $  62        $    57
Accounts receivable-net of allowances for
  uncollectibles of $132 and $136.................     1,531          1,518
Prepaid expenses and other current assets.........       950            862
                                                     --------      --------
Total current assets..............................     2,543          2,437
                                                     --------      --------
Property, plant, and equipment....................    26,107         25,660
  Less:  accumulated depreciation.................    10,243          9,708
                                                     --------      --------
Property, plant, and equipment - net..............    15,864         15,952
                                                     --------      --------
Deferred charges and other noncurrent assets......       963            989
                                                     --------      --------
TOTAL ASSETS......................................   $19,370        $19,378
===========================================================================
LIABILITIES AND SHAREOWNER'S EQUITY
Accounts payable:
  Trade...........................................       474        $   377
  Other...........................................     1,106            878
                                                     --------      --------
Total accounts payable............................     1,580          1,255
Debt maturing within one year.....................       255            542
Other current liabilities.........................     1,366          1,136
                                                     --------      --------
Total current liabilities.........................     3,201          2,933
                                                     --------      --------
Long-term obligations.............................     4,752          4,753
                                                     --------      --------
Deferred Credits:
  Accumulated deferred income taxes...............     2,315          2,280
  Other noncurrent liabilities and deferred
     credits......................................     2,878          3,258
                                                     --------      --------
Total deferred credits............................     5,193          5,538
                                                     --------      --------
Commitments and contingencies (Note I)
Common shares ($1.00 stated value, 300,000,000
  shares authorized, 224,504,982 shares issued
  and outstanding)................................       225            225
Additional paid-in capital........................     5,169          5,168
Reinvested earnings...............................       830            761
                                                     --------      --------
Total shareowner's equity.........................     6,224          6,154
                                                     --------      --------
TOTAL LIABILITIES AND SHAREOWNER'S EQUITY.........   $19,370        $19,378
===========================================================================
The accompanying Notes are an integral part of the Consolidated Financial Statements.

                         PACIFIC BELL AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREOWNER'S EQUITY



                                                   For the year ended
                                                      December 31,
                                              -----------------------------
(Dollars in millions)                          1994        1993       1992
---------------------------------------------------------------------------
COMMON STOCK

   Balance at beginning of year.............  $  225      $  225     $  225
                                              -------    -------    -------
   Balance at end of year...................     225         225        225
                                              -------    -------    -------
ADDITIONAL PAID-IN CAPITAL

   Balance at beginning of year.............   5,168       5,168      5,168
   Equity investment by parent..............       1           -          -
                                              -------    -------    -------
   Balance at end of year...................   5,169       5,168      5,168
                                              -------    -------    -------

REINVESTED EARNINGS

   Balance at beginning of year.............     761       1,898      1,824
   Net Income (Loss)........................   1,071        (130)     1,131
   Common dividends declared................    (998)     (1,007)    (1,057)
   Other....................................      (4)          -          -
                                              -------    -------    -------
   Balance at end of year...................     830         761      1,898
                                              -------    -------    -------
TOTAL SHAREOWNER'S EQUITY..................   $6,224      $6,154     $7,291
===========================================================================

The accompanying Notes are an integral part of the Consolidated Financial Statements.

                         PACIFIC BELL AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                   For the year ended
                                                       December 31,
                                               ----------------------------
(Dollars in millions)                             1994      1993      1992
---------------------------------------------------------------------------
CASH FROM (USED FOR) OPERATING ACTIVITIES

   Net Income (loss).........................  $ 1,071    $(130)    $1,131
   Adjustments to reconcile net income for
    items currently not affecting operating
    cash flows:
      Depreciation and amortization.........     1,758     1,703     1,674
      Restructuring and curtailment.........         -     1,567         -
      Deferred income taxes.................         1      (525)     (686)
      Unamortized investment tax credits....       (63)      (48)      (61)
      Allowance for funds used during
        construction........................       (28)      (34)      (31)
      Changes in operating assets and
        liabilities:
          Accounts receivable...............       (24)      (78)       74
          Prepaid expenses and other current
            assets..........................        (1)       23       108
          Deferred charges and other
            noncurrent assets...............       (25)       76        (6)
          Accounts payable..................       164       128        18
          Other current liabilities.........        46       (71)       66
          Other noncurrent liabilities and
            deferred credits................        (7)      129       452
      Other adjustments, net................        10        31        12
                                               --------  --------  --------
Cash from operating activities..............     2,902     2,771     2,751
                                               --------  --------  --------
CASH FROM (USED FOR) INVESTING ACTIVITIES

  Additions to property, plant, and
    equipment ..............................    (1,612)   (1,802)   (1,669)
  Other investing activities, net...........         2       (11)       (3)
                                               -------- ---------  --------
Cash used for investing activities..........    (1,610)   (1,813)   (1,672)
===========================================================================
The accompanying Notes are an integral part of the Consolidated Financial Statements.

                             (Continued next page)

                         PACIFIC BELL AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (continued)

                                                   For the year ended
                                                       December 31,
                                               ----------------------------
(Dollars in millions)                           1994       1993       1992
---------------------------------------------------------------------------
CASH FROM (USED FOR) FINANCING ACTIVITIES

Proceeds from issuance of long-term debt.... $    -     $ 2,578    $   925
Retirements of long-term debt...............    (11)     (2,669)      (972)
Equity infusion from parent.................      1           -          -
Dividends paid..............................   (998)     (1,007)    (1,057)
Increase (decrease)in short-term
   borrowings, net...........................  (287)        133        116
Principal payments under capital lease
  obligations...............................      8          (5)        (5)
Other financing activities, net.............      -          12        (74)
                                             --------   --------   --------
Cash used for financing activities.......... (1,287)       (958)    (1,067)
                                             --------   --------   --------

Increase (decrease) in cash and cash
  equivalents...............................      5           0         12

Cash and cash equivalents at January 1......     57          57         45
                                             --------   --------   --------
Cash and cash equivalents at December 31.... $   62     $    57    $    57
===========================================================================

The accompanying Notes are an integral part of the Consolidated Financial Statements.

                         PACIFIC BELL AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Basis of Presentation

    Pacific Bell ("the Company"), a wholly-owned subsidiary of Pacific Telesis Group ("the Corporation"), provides telecommunications services including local exchange, network access and toll services; directory advertising through its wholly-owned subsidiary, Pacific Bell Directory ("Directory); and selected information services through its wholly-owned subsidiary, Pacific Bell Information Services ("PBIS"). In 1994, the Company
    established a new subsidiary, Pacific Bell Mobile Services ("PBMS"), to offer personal communications and other mobile telecommunications services.

    The Consolidated Financial Statements include the accounts of Pacific Bell, Directory, PBIS, and PBMS. All significant intercompany balances and transactions have been eliminated. The Consolidated Balance Sheet for 1993 reflects certain reclassifications made to conform with the current presentation.

    Accounting Under Regulation

    The Company accounts for the economic effects of regulation under Statement of Financial Accounting Standards No. 71 ("SFAS 71"), "Accounting for the Effects of Certain Types of Regulation." SFAS 71 requires the Company to reflect the rate actions of regulators in its financial statements when appropriate. Regulators sometimes include costs in allowable costs for ratemaking in a period other than the period in which those costs would be charged to expense by an unregulated enterprise. These timing differences can create "regulatory assets" or "regulatory liabilities." The regulatory assets and liabilities included in the Company's consolidated balance sheets are listed and discussed below:
                                                        December 31,
                                                     1994          1993
    -----------------------------------------------------------------------
    (Dollars in millions)

    Regulatory assets (liabilities) due to:
      Deferred pension costs*..................    $ 407          $ 340
      Unamortized debt redemption costs**......      346            357
      Deferred compensated absence costs*......      212            226
      Unamortized purchases of property, plant,
        and equipment under $500...............      106            140
      Deferred income taxes***.................     (185)          (228)
      Other....................................       48             64
                                                   --------      --------
    Total ....................................     $ 934          $ 899
    -----------------------------------------------------------------------
       * Included primarily in "deferred charges and other noncurrent assets" in the Company's balance sheet.
      **  Reflected as a reduction of "long-term obligations."
     *** Included in "other current liabilities" and "other noncurrent liabilities and deferred credits."

     Deferred pension costs above reflect an order by the California Public Utilities Commission (the "CPUC") requiring the Company to use the "aggregate cost method" for its intrastate operations. These deferred costs represent differences between the Company's intrastate pension costs calculated using this actuarial method, subject to Internal Revenue Service (the "IRS") and other limitations, and costs determined under the provisions of Statement of Financial Accounting Standards No. 87 ("SFAS 87"), "Employers' Accounting for Pensions," and Statement of Financial Accounting Standards No. 88 ("SFAS 88"), "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits."

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

     In 1989 and 1990, respectively, the FCC and the CPUC increased the threshold for directly expensing purchases of property, plant, and equipment from $200 to $500. Purchases of less than $500 which were previously capitalized are being amortized to expense over periods prescribed by regulators.

     Specific provisions of Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes," require regulated companies to record a regulatory asset or a regulatory liability when recognizing deferred income taxes if it is probable that these deferred taxes will be reflected in future rates.

     In addition to the regulatory assets and liabilities described above, the carrying amount of property, plant, and equipment is also affected by the actions of regulators. Property, plant, and equipment is carried at cost. The cost of self-constructed plant includes employee wages and benefits, materials, and other costs. Regulators allow the Company to accrue an allowance for funds used during construction, which includes both debt and equity components, as a cost of constructing certain plant and as an item of miscellaneous income. This income is not realized in cash currently, but is expected to be realized over the service lives of the related plant. When retired, the original cost of depreciable telephone plant is charged to accumulated depreciation.

     Expenditures in excess of $500 that increase the capacity, operating efficiency, or useful life of an individual asset are capitalized. Expenditures for maintenance and repairs are charged to expense. The costs of computer software purchased or developed for internal use generally are expensed as incurred. However, initial operating system software costs are capitalized and amortized over the lives of the associated hardware. Costs for subsequent additions or modifications to operating system software are expensed as incurred.

     Depreciation of telephone plant is computed essentially by straight-line depreciation using depreciable lives prescribed periodically by state and federal regulators. Regulators currently have prescribed the following depreciable lives for the Company's property, plant, and equipment:

                                                       Depreciable Lives
    -----------------------------------------------------------------------
                                                          (in years)
      Buildings.....................................     30  to   57
      Cable and conduit.............................     10  to   30
      Central office equipment......................      9  to 16.5
      Furniture, equipment, and other...............    5.5  to   20
    =======================================================================

    An unregulated enterprise may have selected shorter depreciable lives for similar assets. At this time, the Company has not determined what depreciable lives it might otherwise have selected or what the cumulative effect on its financial statements would have been had shorter lives been used. Three telephone regional holding companies ("RHCs") have discontinued the application of SFAS 71 regulatory accounting and have adopted shorter depreciable lives and reduced their telephone plant balances. If the Company were to discontinue the application of SFAS 71 and compute the effect on its telephone plant in a manner similar to these three RHCs, the reduction in the carrying amount of the Company's property, plant, and equipment would be between $3 and $5 billion.

    Cash and Cash Equivalents

    Cash equivalents include all highly liquid monetary instruments with maturities of ninety days or less from the date of purchase. In its cash management practices, the Company maintains zero-balance disbursement accounts for which funds are made available as checks are presented for clearance. Checks outstanding are included in accounts payable.

    Income Taxes

    Pacific Telesis Group allocates consolidated taxes as if the Company were a separate taxpayer. The Company records its share of the consolidated taxes as tax liabilities and pays amounts due to tax authorities through Pacific Telesis Group.

    Deferred income taxes are provided to reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes.

    Investment tax credits earned prior to their repeal by the Tax Reform Act of 1986 are amortized as reductions in tax expense over the lives of the assets which gave rise to the credits.

    Advertising Costs

    Costs for advertising products and services or corporate image are expensed as incurred.

    Change in Accounting for Postretirement and Postemployment Costs

    Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 112 ("SFAS 112"), "Employers' Accounting for Postemployment Benefits." SFAS 112 establishes accounting standards for benefits that are provided to former or inactive employees after employment but before retirement. SFAS 112 required immediate recognition of the cumulative effect of applying the new rule to prior years. The Company restated first quarter 1993 results to recognize a postemployment benefit liability of $251 million. The net income impact of adopting this accounting standard was $148 million, net of a deferred income tax benefit of $103 million. The annual periodic expense under SFAS 112 does not differ materially from expense under the prior method.

    Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 106 ("SFAS 106"), "Employers' Accounting for Postretirement Benefits Other than Pensions." Annual price cap decisions by the CPUC granted the Company $100 million and $108 million in 1994 and 1993, respectively, for partial recovery of its higher costs. However, the CPUC in October 1994 reopened a proceeding to determine if the Company should continue to recover these costs. (See "Revenues Subject to Refund" in Note I on page 56.)

    The Company was unable to defer these charges under the criteria for recognizing a regulatory asset under SFAS 71. The FCC did not provide additional recovery for either new accounting standard. The CPUC did not provide the Company additional recovery for SFAS 112 and only provided partial recovery of its higher costs under SFAS 106. In addition, the Company is required to reapply for this recovery each year. Therefore, the recovery period is uncertain but exceeds the 20-year period required by accounting rules for deferral of these costs.

B.  RESTRUCTURING AND CURTAILMENT CHARGES

    In 1993, the Company recorded a pre-tax restructuring charge of $977 million to recognize the incremental cost of force reductions associated with restructuring its internal business processes through 1997. This charge is to cover the incremental severance costs associated with terminating approximately 14,400 employees from 1994 through 1997. It will also cover the incremental costs of consolidating and streamlining operations and facilities to support this downsizing initiative.

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

C.  INCOME TAXES

    The components of income tax expense for each year are as follows:

    Income Tax Expense                           1994      1993      1992
    ----------------------------------------------------------------------
    (Dollars in millions)

    Current:
      Federal..................................  $552      $519      $649
      State and local income taxes.............   166       156       170
                                               --------------------------
    Total current..............................   718       675       819

    Deferred:
      Federal..................................   (29)     (548)     (107)
      State and local income taxes.............    (7)     (148)      (12)
                                               --------------------------
    Total deferred.............................   (36)     (696)     (119)
                                               --------------------------
    Amortization of investment
      tax credits - net........................   (63)      (51)      (61)
                                               --------------------------
    Total income taxes.........................   619       (72)      639

    Less: Non-operating income tax
      expense (benefit)........................    (2)      (15)       32
                                               ---------------------------
    Operating income taxes.....................  $621      $(57)     $607
    ======================================================================

    Significant  components   of  the   Company's  deferred  tax   assets  and
    liabilities are as follows:
                                                            December 31
                                                         -----------------
    Deferred Tax Assets and Liabilities                    1994      1993

    ----------------------------------------------------------------------
    (Dollars in millions)

    Deferred tax (assets)/liabilities due to:
      Depreciation and amortization....................  $2,885    $2,971
      Restructuring....................................    (359)     (401)
      Employee Benefits................................    (371)     (321)
      Customer rate reductions.........................    (146)     (126)
      Other, net.......................................     (74)     (189)
                                                          ------    ------
    Net deferred tax liabilities.......................  $1,935    $1,934
                                                          ======    ======
    Amounts recorded in consolidated
      balance sheet:
          Deferred tax assets*.........................  $1,418    $1,449
                                                         =======   =======
          Deferred tax liabilities*....................  $3,353    $3,383
                                                         =======   =======
    =======================================================================
    * Reflects reclassification of certain current and noncurrent amounts by federal and state tax jurisdictions to a net presentation. Amounts include both current and noncurrent portions. (See Note J - "Additional Financial Information" on page 57 for current deferred tax benefits.)

    During August 1993, new tax provisions were enacted under the Omnibus Budget Reconciliation Act of 1993 which included an increase in the corporate tax rate from 34 to 35 percent retroactive to January 1, 1993. The cumulative effect of the new tax provisions was recognized during third quarter 1993 increasing tax expense by $15 million. However, this increase was offset by the tax benefit recognized in fourth quarter 1993 due to restructuring and curtailment. Overall, the new tax provisions did not affect the Company's 1993 tax expense for the year.

    The reasons for differences each year between the effective income tax rate and applying the statutory federal income tax rate to pre-tax income are provided in the following reconciliation:

    Effective Tax Rate                            1994       1993     1992
    -----------------------------------------------------------------------
    Federal statutory rate......................  35.0%      35.0%    34.0%
    Increase (decrease) in taxes resulting from:
      Plant basis differences - net of
        applicable depreciation.................   2.0      (63.6)     2.0
      Amortization of investment tax credits....  (3.6)      92.9     (3.5)
      State income taxes - net of federal
        income tax benefit......................   6.1      (9.2)      5.9
      Excess deferred taxes.....................  (2.8)     70.1      (3.6)

      Other differences.........................   0.0       7.2       1.3
                                                 --------------------------
    Effective income tax rate...................  36.7%    132.4%     36.1%
    =======================================================================

    The 1993 effective tax rate increased due to lower pre-tax income caused by the restructuring charge and the postretirement benefits curtailment.

    During 1992, the Company was refunded $113 million from the IRS under a Summary Assessment relating to contested issues for pre-divestiture tax years 1979 and 1980. As a result of the refund and $68 million of related interest, 1992 net income increased $44 million.

D.  EMPLOYEE RETIREMENT PLANS

    Defined Benefit Plans

    The Company provides pension, death and survivor benefits to substantially all of its employees through participation in certain Pacific Telesis Group defined benefit pension plans. Nonsalaried plan benefits are based on a flat dollar amount and vary according to job classification, age, and years of service. Salaried plan benefits are based on a percentage of final five-year average pay and vary according to age and years of service.

    The Company is responsible for contributing enough to the pension plans, while the employee is still working, to ensure that adequate funds are available to provide the benefit payments upon the employee's retirement. These contributions are made to an irrevocable trust fund in amounts determined using the aggregate cost actuarial method, one of the actuarial methods specified by the Employee Retirement Income Security Act of 1974 ("ERISA"), subject to ERISA and Internal Revenue Code limitations.

    The Company reports pension costs and related obligations under the provisions of SFAS 87 and SFAS 88. Regulatory accounting under SFAS 71 requires the Company to recognize pension cost consistent with its ratemaking treatment. Pension cost recognized reflects a CPUC order requiring the continued use of the aggregate cost method for intrastate operations and an FCC requirement to use SFAS 87 and SFAS 88 for interstate operations.

    During 1994, special pension benefits and cash incentives were offered in connection with the Company's restructuring and related force reduction program. On March 28, 1994, the Company offered a special pension benefit which removed any age discount from pensions for management employees who were eligible to retire with a service pension on that date. Also during 1994, pension benefit increases were offered to various groups of nonsalaried employees under 1992 plan amendments which increase benefits for specified groups who elect early retirement under incentive programs. Approximately 3,400 employees left Pacific Bell during 1994 under early retirement or voluntary and involuntary severance programs. During 1992, approximately 1,000 of the Company's nonsalaried employees elected to retire early under an incentive program.

    Components of pension costs and the funded status of the plans are not presented because the structure of the Pacific Telesis Group-sponsored plans does not currently permit this data to be disaggregated by subsidiary. Annual pension cost in the following table excludes
    $62 million of additional pension costs charged to Pacific Bell's restructuring reserve in 1994 and excludes $5 million of additional pension expense for incentive programs in 1992. As required by regulatory accounting, pension cost in the table below also excludes the intrastate portion of the Company's SFAS 87 costs of $79, $53, and $54 million for 1994, 1993 and 1992, respectively. (See "Accounting under Regulation" in Note A on page 42 for amounts of regulatory assets associated with deferred pension costs.)

    Annual pension cost recognized in the financial statements during each year presented are:

    Pension Cost                                1994      1993     1992
    -----------------------------------------------------------------------
    (Dollars in millions)

    Current year pension cost................  $  28      $ 10      $  0
    Settlements & curtailments...............    (10)      (10)        5
                                               ----------------------------
    Pension cost recognized..................  $  18      $  0      $  5
    =======================================================================

    The amounts shown above for annual pension cost reflect the effects of strong fund asset performance in prior years and IRS funding limitations.

    Pension Obligation                               1994          1993
    -----------------------------------------------------------------------
    (Dollars in millions)

    Accumulated Benefit Obligation...............   $8,008       $8,537
    Vested Benefit Obligation....................   $7,174       $7,668
    -----------------------------------------------------------------------
    Accrued pension cost liability
      recognized in the consolidated
      balance sheets.............................   $  753         $620
    -----------------------------------------------------------------------
    Present value discount rate (%)..............      8.0          7.5
    Long-term rate of return on plan
      assets (%) ................................      8.0            -
    =======================================================================

    The assets of the plans are primarily composed of common stocks, U.S. Government and corporate obligations, index funds, and real estate investments. The plans' projected benefit obligations for employee service to date reflect the Corporation's expectations of the effects of future salary progression and benefit increases.

    Effective December 31, 1993, the salaried pension plan was amended to permanently remove the age discount from pension benefits for employees with 30 or more years of net credited service. Effective January 1, 1995, the salaried pension plan was also amended to cap net credited service for pension benefits at 30 years or, if greater, the amount of the employee's service on January 1, 1995. Upon adoption, these amendments affected approximately 400 and 800 employees, respectively.

    The Company has entered into labor negotiations with union-represented employees in the past and expects to do so in the future. Pension benefits have been included in these negotiations, and improvements in benefits have been made periodically. Additionally, the Company has increased benefits to pensioners on an ad hoc basis. While no assurance can be offered with respect to future increases, the Company's expectations for future benefit increases have been reflected in determining pension costs.

    Defined Contribution Plans

    The Company also participates in certain Pacific Telesis Group-sponsored defined contribution retirement plans covering substantially all employees. These plans include the Pacific Telesis Group Supplemental Retirement and Savings Plan for Salaried Employees and, and the Pacific Telesis Group Supplemental Retirement and Savings Plan for Nonsalaried Employees (collectively, the "Savings Plans").

    The Company's contributions to the Savings Plans are based on matching a portion of employee contributions. All matching employer contributions to the Savings Plans are made through a leveraged employee stock ownership ("LESOP") trust. Total Company contributions to these plans, including contributions allocated to participant accounts through the LESOP trust, were $64, $64 million and $61 million in 1994, 1993 and 1992, respectively.

E.  OTHER POSTRETIREMENT AND POSTEMPLOYMENT BENEFITS

    Substantially all retirees and their dependents are covered under the Company's plans for medical, dental and life insurance benefits. Approximately 41,000 retirees were eligible to receive these benefits as of January 1, 1994. Currently, the Company pays the full cost of retiree health benefits. However, by 1999, all employees retiring after 1990 will pay a share of the costs of medical coverage that exceeds a defined dollar medical cap. Such future cost sharing provisions have been reflected in determining the Company's postretirement benefit costs. The Company retains the right, subject to applicable legal requirements, to amend or terminate these benefits.

    Effective January 1, 1993, the Company adopted SFAS 106. The standard requires that the cost of retiree benefits be recognized in the financial statements from an employee's date of hire until the employee becomes eligible for these benefits. Previously, the Company expensed these retiree benefits as they were paid. The Company is amortizing the transition obligation over 20 years. The transition obligation represents the unrecognized cost of benefits that had already been earned by retirees and active employees when the new standard was adopted.

    The Company's periodic expense under SFAS 106 in 1994 and 1993, as displayed in the table below, increased from a level of $103 million in costs in 1992 under the prior method. The Company's higher postretirement benefits costs are being partially recovered in revenues pursuant to CPUC rules. (See "Change in Accounting for Postretirement and Postemployment Costs" in Note A on page 45.)

    The components of net periodic postretirement benefit cost for 1994 and 1993 are as follows:

    Postretirement Benefit Cost                      1994           1993
    ---------------------------------------------------------------------
    (Dollars in millions)

    Service cost..................................   $57            $40
    Interest cost on accumulated postretirement
      benefit obligation..........................   251            242
    Actual return on plan assets..................   (17)           (79)
    Net amortization and deferral.................    45            160
    Curtailment due to force reduction............     -            632
                                                    ------         -----
    Postretirement periodic benefit cost..........  $336           $995
    =====================================================================

    Pacific Bell partially funds the obligation by contributing to Voluntary Employee Benefit Association trusts. Plan assets are invested primarily in domestic and international stocks and domestic investment-grade bonds. An 8.5 percent long-term rate of return on assets is assumed in calculating postretirement benefit costs.

    The funded status of the plans follows:
                                                          December 31,
    Postretirement Benefit Obligation                 1994          1993
    ---------------------------------------------------------------------
    (Dollars in millions)

    Accumulated postretirement benefit obligation*:

       Retirees..................................   $2,250       $2,314
       Eligible active employees.................      264          207
       Other active employees....................      784          919
                                                    ------       -------
    Total accumulated postretirement benefit
      obligation.................................   $3,298       $3,440

    Less:
       Fair value of plan assets*................    (860)         (786)
       Transition obligation.....................  (1,704)       (1,799)
       Unrecognized net loss**...................    (157)         (328)
                                                    ------       -------
    Accrued net postretirement benefit obligation
      recognized in the consolidated
      balance sheets.............................   $ 577        $  527
    =====================================================================

    * The measurement date for determining the accumulated postretirement benefit obligation and fair value of plan assets was changed to December 31, 1994, from September 30 in 1993. The fair value of plan assets as of December 31, 1993 includes contributions made during fourth quarter 1993 after the measurement date that year. Fair value of plan assets reflect an estimated allocation of the Company's portion of Pacific Telesis Group plans' assets.

    ** The unrecognized net loss is amortized over time and reflects differences between actuarial assumptions and actual experience. It also includes the impact of changes in actuarial assumptions.

    The assumed discount rate used to measure the accumulated postretirement benefit obligation was 8.0 percent for 1994 and 7.5 percent for 1993. An annual increase in health care costs of 13 percent was assumed for 1995, declining ultimately to an assumed rate of 6 percent by the year 2002. Increasing the assumed health care cost trend rates by one percent each year, would increase the December 31, 1994 accumulated postretirement benefit obligation by $424 million and increase the combined service and interest cost components of net periodic postretirement benefit cost for 1994 by $39 million.

    Effective January 1, 1993, the Company adopted SFAS 112 for accounting for postemployment benefits which required a change from cash to accrual accounting. Postemployment benefits offered by the Company include workers compensation, disability benefits, medical benefit continuation, and severance pay. These benefits are paid to former or inactive employees who terminate without retiring. A one-time, noncash charge representing prior benefits earned was recorded in 1993 which reduced earnings by $148 million. The charge was net of a deferred income tax benefit of $103 million. The annual periodic expense under SFAS 112 does not differ materially from expense under the prior method.

F.  DEBT AND LEASE OBLIGATIONS

    Long-term obligations as of December 31, 1994 and 1993 consist of debentures of $4,047 million each year, and corporate notes of $1,150 and $1,161 million, respectively. Maturities and interest rates of long-term obligations follow:
                                                      December 31
                                               -------------------------
    Long-Term Obligations                          1994           1993
    --------------------------------------------------------------------
    (Dollars in millions)

    1999               4.625%................   $  100         $  100
    2000-2043          4.625% to 8.700%......    5,097          5,108
                                               -------------------------
    Long-term debt                               5,197          5,208

    Unamortized discount-net of premium......     (461)          (475)

    Long-term capital lease obligations......       16             20
                                              --------------------------
    Total long-term obligations..............   $4,752         $4,753
    ====================================================================

    The Company has remaining authority from the CPUC to issue up to $1.25 billion of long- and intermediate-term debt. The proceeds may be used only to redeem maturing debt and to refinance other debt issues. The Company has remaining authority from the Securities and Exchange Commission to issue up to $650 million of long- and intermediate-term debt through a shelf registration filed in April 1993.

    As of December 31, 1994 and 1993, the weighted average interest rate on short-term borrowings was 6.05 percent and 3.25 percent, respectively. Debt maturing within one year in the balance sheets consists of short-term borrowings and the portion of long-term obligations that matures within one year as follows:

                                                       December 31
                                               -------------------------
    Debt maturing within one year                  1994           1993
    --------------------------------------------------------------------
    (Dollars in millions)

    Advances from Pacific Telesis Group.......      249             -
    Notes payable to banks....................    $   2         $   4
    Commercial paper..........................        -           534
                                               -------------------------
    Total short-term borrowings...............      251           538
                                               -------------------------
    Current maturities of
      long-term obligations...................        4             4
                                               -------------------------
    Total debt maturing within one year.......  $   255         $ 542
    ======================================================================

    Lines of Credit

    The Company has various lines of credit with certain banks. These arrangements do not require compensating balances or commitment fees and, accordingly, are subject to continued review by the lending institutions. As of December 31, 1994 and 1993, the total unused lines of credit available were approximately $2.2 and $1.6 billion, respectively.

G.  FINANCIAL INSTRUMENTS

    The following table presents the estimated fair values of the Company's financial instruments:
                                      December 31, 1994   December 31, 1993
                                      -----------------   -----------------
                                              Estimated           Estimated
                                      Carrying   Fair     Carrying   Fair
   (Dollars in millions)               Amount    Value     Amount    Value
   ------------------------------------------------------------------------
   Cash and cash equivalents........   $   62   $   62      $   57  $   57
   Debt maturing within one year....      255      255         542     542
   Deposit liabilities..............      305      305         290     290
   Long-term debt...................   $5,197   $4,578      $5,208  $5,302
   ========================================================================

   The following methods and assumptions were used to estimate the fair values of each category of financial instrument. The fair values of cash and cash equivalents, debt maturing within one year, and deposit liabilities approximate their carrying amounts because of the short-term maturities of these instruments.

   The fair value of long-term debt issues as of December 31, 1994 was estimated based on the net present value of future expected cash flows, which were discounted using current interest rates. The fair value as of December 31, 1993 was estimated using quotes on an exchange or interest rates available to the Company under similar terms and maturities. The carrying amounts reflect unamortized net discount.

H. RELATED PARTY TRANSACTIONS

   The Company receives certain services associated with corporate functions, e.g., legal, financial, external affairs and governmental relations, human resources and corporate strategy, performed on the Company's behalf by its parent, Pacific Telesis Group. Costs incurred by Pacific Telesis Group which are attributable to the Company are charged directly to the Company. The Company is also charged for its proportionate share of other indirect costs incurred by Pacific Telesis Group. Total costs charged by Pacific Telesis Group and included in general, administrative, and other expenses were $81 million, $76 million and $65 million in 1994, 1993 and 1992, respectively.

   The Company provides nontelecommunications and telecommunications services including local, toll and access services to certain Pacific Telesis Group affiliated companies. Revenues recorded for these services totaled $21 million, $30 million and $30 million in 1994, 1993 and 1992, respectively.

I. COMMITMENTS AND CONTINGENCIES

   Broadband Network

   In December 1994, the Company contracted for the purchase of up to $2 billion of broadband network facilities which will incorporate emerging technologies. The Company is committed to purchase these facilities in 1998 if they meet certain quality and performance criteria.

   Revenues Subject to Refund

   In 1992, the CPUC issued a decision adopting, with modification, SFAS 106 for regulatory accounting purposes. The CPUC decision also granted the Company revenue increases for recovery of contributions to tax-advantaged funding vehicles for SFAS 106 costs. Annual price cap decisions by the CPUC granted the Company $100 million in each of the years 1995 and 1994 for partial recovery of higher costs under SFAS 106. However, the CPUC in October 1994 reopened the proceeding to determine if the Company should continue to recover these costs. The CPUC's order held that related revenues collected after October 12, 1994 are subject to refund. Management believes these costs are appropriately included in the Company's price cap filings, but is unable to predict the outcome.

J.   ADDITIONAL FINANCIAL INFORMATION
                                                           December 31
                                                      ---------------------
(Dollars in millions)                                   1994         1993
---------------------------------------------------------------------------
Prepaid expenses and other current assets:
     Prepaid directory expenses...................      $323         $336
     Miscellaneous prepaid expenses...............        23           23
     Notes and other receivables..................        63           45
     Materials and supplies.......................        60           68
     Current deferred income tax benefits.........       380          346
     Pacific Telesis Group and subsidiaries.......        29           17
     Deferred compensation trusts.................        52            -
     Other........................................        20           27
                                                       ------       ------
Total............................................       $950         $862
===========================================================================

Property, plant, and equipment - net:
     Land and buildings...........................   $ 2,636      $ 2,538
     Cable and conduit............................    10,566       10,251
     Central office equipment.....................     9,444        9,396
     Furniture, equipment, and other..............     2,892        2,906
     Construction in progress.....................       569          569
                                                     --------     --------
                                                      26,107       25,660
     Less: accumulated depreciation...............    10,243        9,708
                                                     --------     --------
Total............................................    $15,864      $15,952
==========================================================================

Deferred charges and other noncurrent assets:
     Deferred charges.............................   $    67       $  107
     Deferred compensated absence.................       212          226
     SFAS 87 pension deferral.....................       430          367
     Investments..................................        77           79
     Postretirement benefits prefunding...........       176          176
     Other........................................         1           34
                                                     --------     --------
Total............................................    $   963       $  989
===========================================================================

Other accounts payable:
     Pacific Telesis Group and subsidiaries.......   $    52       $   23
     AT&T and subsidiaries........................       218          214
     Payroll......................................        43           52
     Checks outstanding...........................       319          177
     Incentive awards payable.....................       224          188
     Bellcore.....................................        16           19
     Other........................................       234          205
                                                       ------       ------
Total............................................     $1,106       $  878
==========================================================================

                                                           December 31
                                                      ---------------------
(Dollars in millions)                                   1994         1993
---------------------------------------------------------------------------
Other current liabilities:
     Taxes accrued.................................   $    -       $   25
     Interest accrued..............................      127          114
     Advance billing and customers' deposits.......      286          269
     Accrued compensated absence...................      281          284
     Deferred regulatory liabilities (SFAS 109)....      145          120
     Restructuring.................................      441          274
     Other.........................................       86           50
                                                       ------       ------
Total.............................................    $1,366       $1,136
===========================================================================
Other noncurrent liabilities and deferred credits:
    Unamortized investment tax credits............    $  464       $  526
    Accrued pension cost liability................       755          620
    Deferred regulatory liabilities (SFAS 109)....        40          108
    Workers' compensation.........................       175          175
    Restructuring.................................       378          823
    SFAS 106 Liability............................       753          703
    Other.........................................       313          303
                                                       ------       ------
Total.............................................    $2,878       $3,258
==========================================================================
                                                 For the Year Ended
                                                     December 31
                                         ----------------------------------
(Dollars in millions)                      1994         1993         1992
---------------------------------------------------------------------------
Other revenues:
    Directory advertising............... $  984       $  989       $1,003
    Billing and collections.............     77           79           86
    Non-regulated revenue...............    232          169          112
    Other...............................    113          121          129
                                         -------      -------      -------
Total................................... $1,406       $1,358       $1,330
===========================================================================

Other income (expense):
    Allowance for funds used during
      construction...................... $   28       $   35       $   31
    Interest income.....................      5            5          103
    Other...............................    (30)         (54)         (52)
                                         -------      -------      -------
Total................................... $    3       $  (14)      $   83
===========================================================================
Advertising expense..................... $   66       $   61       $   56
===========================================================================
Cash payments for:
    Interest............................ $  377       $  614       $  529
    Income taxes........................ $  762       $  744       $  829
===========================================================================

Major Customer

Nearly all of the Company's revenues were from telecommunications and related services. Approximately 11 percent, 11 percent and 12 percent of operating revenues were earned in 1994, 1993 and 1992, respectively, for services provided to AT&T Corp. No other customer accounted for more than 10 percent of operating revenues.

K.  QUARTERLY FINANCIAL INFORMATION
                                                (Unaudited)
                                           (Dollars in millions)
                                 -----------------------------------------
         1994                     First      Second      Third     Fourth
--------------------------------------------------------------------------
    Total Operating Revenues.... $2,208      $2,172     $2,246     $2,291
    Operating Income............    377         376        393        360
    Net Income..................
                                 $  276      $  256     $  292     $  247
--------------------------------------------------------------------------

         1993                     First      Second      Third     Fourth
--------------------------------------------------------------------------
    Total Operating Revenues.... $2,200      $2,237     $2,251    $2,206
    Operating Income............    356         368        361      (624)
    Cumulative effect of
      accounting changes........   (148)          -          -         -
    Net Income.................. $   96      $  263     $  257    $ (746)
==========================================================================

Second quarter 1994 results reflect an after-tax charge of $29 million resulting from a CPUC order related to customer late payment charges.

First quarter 1993 results were restated to reflect the adoption of SFAS 112, "Employers' Accounting for Postemployment Benefits" effective January 1, 1993. Adoption of the new standard reduced first quarter net income by $148 million.

Fourth quarter 1993 net income was reduced by a restructuring charge of $576 million to recognize the cost of force reductions associated with reengineering internal business processes through 1997. Also as a result of force reductions, fourth quarter 1993 net income was further reduced by $348 million to accelerate recognition of a portion of postretirement benefits costs in accordance with the curtailment provisions of SFAS 106.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

No disagreements with the Company's independent accountants on any accounting or financial disclosure matters occurred during the period covered by this report.

                                    PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

     (a)   Documents filed as part of the report:

           (1)  Financial Statements:

                Report of Management...............................      33

                Report of Independent Accountants..................      35

                Financial Statements:

                     Consolidated Statements of Income.............      36

                     Consolidated Balance Sheets...................      37

                     Consolidated Statements of Shareowner's
                     Equity........................................      38

                     Consolidated Statements of Cash Flows.........      39

                     Notes to Consolidated Financial Statements....      41

           (2)  Financial Statement Schedule:

                     II - Valuation and Qualifying Accounts........      63

                     Financial statement schedules other than listed above have been omitted because the required information is contained in the Consolidated Financial Statements and Notes thereto, or because such schedules are not required or applicable.

                                 EXHIBIT INDEX


(3)  Exhibits:

Exhibits  identified  in  parentheses  below  as  on  file with  the  SEC  are
incorporated herein  by reference as exhibits hereto.   All other exhibits are
provided as part of the electronic transmission.

 Exhibit
 Number                       Description
 -------                      -----------

  3a Articles of Incorporation of Pacific Bell, as amended and restated to January 11, 1993 (Exhibit (3)a to Form SE filed March 26, 1993 in connection with the Company's Form 10-K for 1992).

  3b By-Laws of Pacific Bell, as amended to March 10, 1994 (Exhibit 3b to Form 10-K for 1993, File No. 1-1414).

  4 No instrument which defines the rights of holders of long- and intermediate-term debt of Pacific Bell and its subsidiaries is filed herewith pursuant to Regulation S-K, Item 601(b)(4)(iii)(A). Pursuant to this regulation, Pacific Bell hereby agrees to furnish a copy of any such instrument to the SEC upon request.

  12     Computation of Ratio of Earnings to Fixed Charges.

  23     Consent of Coopers & Lybrand L.L.P.

  24 Powers of Attorney executed by Directors and Officers who signed this Form 10-K.

  27     Financial Data Schedule for Pacific Bell Form 10-K.


The Corporation will furnish to a security holder upon request a copy of any exhibit at cost.

(b)      Reports on Form 8-K:

         No reports on Form 8-K have been filed during the last quarter of the period covered by this report.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

  PACIFIC BELL

BY /s/ Peter A. Darbee
  -------------------------
  Peter A. Darbee, Vice President, Chief Financial Officer and Controller


DATE:  March 24, 1995

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Philip J. Quigley,* Chairman of the Board

David W. Dorman,* President and Chief Executive Officer

Peter A. Darbee,* Vice President, Chief Financial Officer and Controller



William P. Clark,* Director                            Mary S. Metz,* Director

Herman E. Gallegos,* Director                        Lewis E. Platt,* Director

Donald E. Guinn, Director                                Toni Rembe,* Director

Frank C. Herringer,* Director                     S. Donley Ritchey,* Director

Ivan J. Houston,* Director                     Richard M. Rosenberg,* Director




*BY
  /s/ Peter A. Darbee
-----------------------
Peter A. Darbee, attorney-in-fact

DATE  March 24, 1995

                          PACIFIC BELL AND SUBSIDIARIES

              SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                             (Dollars in millions)

---------------------------------------------------------------------------
   Col. A           Col. B             Col. C            Col. D     Col. E
---------------------------------------------------------------------------
Allowance for Doubtful Accounts
-------------------------------
                                    Additions
                              ----------------------
                                  (1)         (2)
                                Booked as   Charged
                 Balance at    Reductions   to Other             Balance at
                End of Prior  to Revenues   Accounts  Deductions   End of
                   Period         (a)         (b)         (c)      Period
---------------------------------------------------------------------------
Year 1994          $136           $135        $143        $282      $132
Year 1993          $127           $147        $140        $278      $136
Year 1992          $ 95           $159        $164        $291      $127
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

Reserve for Restructuring
-------------------------
                                    Additions
                              ----------------------
                                  (1)         (2)
                                Charged     Charged
                 Balance at    to Costs     to Other             Balance at
                End of Prior  and Expenses  Accounts  Deductions   End of
                   Period         (d)         (e)         (f)      Period
---------------------------------------------------------------------------
Year 1994        $1,097           $  0          $0        $278    $  819
Year 1993        $  101           $977         $43        $ 24    $1,097
Year 1992        $  165           $  0          $0        $ 64    $  101
===========================================================================

(d) In 1993 recorded a pre-tax restructuring charge to recognize the incremental cost of force reductions.
(e) Amounts in this column reflect items capitalized to construction.
(f) The 1994 amount reflects a $62 million of costs for enhanced retirement benefits paid from pension fund assets which do not require current outlays of the Company's funds. Pension plan gains offsetting the 1994 loss are expected in 1995 through 1997 as more force reductions occur under nonpension-related offerings.

                                 EXHIBIT INDEX

Exhibits  identified in  parentheses  below  as  on  file  with  the  SEC  are
incorporated  herein by reference as exhibits hereto.   All other exhibits are
provided as part of the electronic transmission.

Exhibit
Number                           Description
-------                          -----------

3a Articles of Incorporation of Pacific Bell, as amended and restated to January 11, 1993 (Exhibit (3)a to Form SE filed March 26, 1993 in connection with the Company's Form 10-K for 1992).

3b By-Laws of Pacific Bell, as amended to March 10, 1994 (Exhibit 3b to Form 10-K for 1993, File No. 1-1414).

4 No instrument which defines the rights of holders of long- and intermediate-term debt of Pacific Bell and its subsidiaries is filed herewith pursuant to Regulation S-K, Item 601(b)(4)(iii)(A). Pursuant to this regulation, Pacific Bell hereby agrees to furnish a copy of any such instrument to the SEC upon request.

12      Computation of Ratio of Earnings to Fixed Charges.

23      Consent of Coopers & Lybrand L.L.P.

24 Powers of Attorney executed by Directors and Officers who signed this Form 10-K.

27      Financial Data Schedule for Pacific Bell Form 10-K.

The Corporation will furnish to a security holder upon request a copy of any exhibit at cost.