Form 10-Q
period 1995-03-31
PACIFIC BELL
filed 1995-05-15
CIK 75641

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1995

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

        At April 30, 1995, 224,504,982 common shares were outstanding.


THE REGISTRANT, A WHOLLY OWNED SUBSIDIARY OF PACIFIC TELESIS GROUP, MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION H(2).

                         PACIFIC BELL AND SUBSIDIARIES

                               TABLE OF CONTENTS


                                                                     Page
                                                                    Number
                                                                    ------

PART I.  FINANCIAL INFORMATION
- ------------------------------

Item 1.  Financial Statements

           Review Report of Independent Accountants ..............     1

           Condensed Consolidated Statements of Income ...........     2

           Condensed Consolidated Balance Sheets .................     3

           Condensed Consolidated Statements of
               Shareowners' Equity ...............................     4

           Condensed Consolidated Statements of Cash Flows .......     5

           Notes to Condensed Consolidated Financial Statements ..     6

Item 2.  Management's Discussion and Analysis of Results of
           Operations and Financial Condition ....................    11


PART II.  OTHER INFORMATION
- ---------------------------

Item 6.  Exhibits and Reports on Form 8-K ........................    24


SIGNATURE ........................................................    26
- ---------

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements


                   REVIEW REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Shareowner of Pacific Bell:



We have reviewed the accompanying condensed consolidated balance sheet of Pacific Bell and Subsidiaries as of March 31, 1995, and the related condensed consolidated statements of income, shareowner's equity, and cash flows for the three-month periods ended March 31, 1995 and 1994. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Pacific Bell and Subsidiaries as of December 31, 1994, and the related consolidated statements of income, shareowner's equity, and cash flows for the year then ended (not presented herein); and in our report dated February 23, 1995, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1994, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.




/s/ Coopers & Lybrand L.L.P.

San Francisco, California
May 12, 1995

                         PACIFIC BELL AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                                     For the 3 Months Ended
                                                             March 31,
                                                     ----------------------
(Dollars in millions)                                        1995      1994
- ---------------------------------------------------------------------------
OPERATING REVENUES:
Local service...........................................   $  931    $  840
Network access
  Interstate............................................      431       397
  Intrastate............................................      166       174
Toll service............................................      314       493
Other service revenues..................................      370       343
                                                           ------    ------
Total Operating Revenues................................    2,212     2,247
                                                            -----    ------
OPERATING EXPENSES:
Cost of products and services...........................      499       477
Customer operations and selling expenses................      436       422
General, administrative, and other expenses.............      302       343
Property and other taxes................................       45        45
Depreciation and amortization...........................      460       434
                                                           ------    ------
Total Operating Expenses................................    1,742     1,721
                                                           ------    ------
OPERATING INCOME........................................      470       526
Interest expense........................................      108       103
Miscellaneous income....................................       20         1
                                                           ------    ------
INCOME BEFORE INCOME TAXES..............................      382       424
Income taxes............................................      136       148
                                                           ------    ------
NET INCOME..............................................   $  246    $  276
===========================================================================

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

                         PACIFIC BELL AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                    March 31,  December 31,
(Dollars in millions)                                 1995         1994
- ---------------------------------------------------------------------------
ASSETS                                            (Unaudited)

Cash and cash equivalents.........................  $    42      $    62
Accounts receivable - (net of allowance for
  uncollectibles of $137 and $132 in 1995 and
  1994, respectively).............................    1,341        1,531
Prepaid expenses and other current assets.........      959          950
                                                    -------      -------
Total current assets..............................    2,342        2,543
                                                    -------      -------
Property, plant, and equipment - at cost..........   26,182       26,107
  Less:  accumulated depreciation.................   10,485       10,243
                                                    -------      -------
Property, plant, and equipment - net..............   15,697       15,864
                                                    -------      -------
Deferred charges and other noncurrent assets......      951          963
                                                    -------      -------
TOTAL ASSETS......................................  $18,990      $19,370
                                                    =======      =======
LIABILITIES AND SHAREOWNER'S EQUITY

Accounts payable..................................  $ 1,057      $ 1,580
Debt maturing within one year.....................      201          255
Other current liabilities.........................    1,573        1,366
                                                    -------      -------
Total current liabilities.........................    2,831        3,201
                                                    -------      -------
Long-term obligations.............................    4,754        4,752
                                                    -------      -------
Deferred income taxes.............................    2,320        2,315
                                                    -------      -------
Other noncurrent liabilities and deferred credits.    2,857        2,878
                                                    -------      -------
Commitments and Contingencies (Note B)

Total shareowner's equity.........................    6,228        6,224
                                                    -------      -------
TOTAL LIABILITIES AND SHAREOWNER'S EQUITY.........  $18,990      $19,370
===========================================================================

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

                         PACIFIC BELL AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF SHAREOWNER'S EQUITY
                                  (Unaudited)


                                                     For the 3 Months Ended
                                                             March 31,
                                                     ----------------------
(Dollars in millions)                                        1995     1994
- ---------------------------------------------------------------------------

COMMON STOCK
Balance at beginning of period........................      $ 225    $ 225
                                                           ------   ------
Balance at end of period..............................        225      225
                                                           ------   ------
ADDITIONAL PAID-IN CAPITAL
Balance at beginning of period........................      5,169    5,168
                                                           ------   ------
Balance at end of period..............................      5,169    5,168
                                                           ------   ------
REINVESTED EARNINGS
Balance at beginning of period........................        830      761
Net income............................................        246      276
Common dividends declared.............................       (242)    (166)
                                                           ------   ------
Balance at end of period..............................        834      871
                                                           ------   ------
TOTAL SHAREOWNER'S EQUITY.............................     $6,228   $6,264
============================================================================

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

                         PACIFIC BELL AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                     For the 3 Months Ended
                                                             March 31,
                                                     ----------------------
(Dollars in millions)                                        1995      1994
- ---------------------------------------------------------------------------
CASH FROM (USED FOR) OPERATING ACTIVITIES
Net Income...............................................  $ 246     $ 276
Adjustments to reconcile net income for items
  currently not affecting operating cash flows:
    Depreciation and amortization........................    460       434
    Deferred income taxes................................      7       (30)
    Unamortized investment tax credits...................    (12)      (14)
    Allowance for funds used during construction.........     (9)       (8)
Changes in operating assets and liabilities:
  Accounts receivable....................................    186        11
  Prepaid expenses and other current assets..............     (7)       (5)
  Deferred charges and other noncurrent assets...........      3       (27)
  Accounts payable.......................................   (460)     (147)
  Other current liabilities..............................    209       174
  Noncurrent liabilities and deferred credits............    (29)       37
    Other adjustments, net...............................      4         3
                                                            -----     -----
Cash from operating activities ..........................    608       704
                                                            -----     -----
CASH FROM (USED FOR) INVESTING ACTIVITIES
Additions to property, plant, and equipment..............   (331)     (341)
Other investing activities, net..........................      -        (4)
                                                            -----     -----
Cash used for investing activities.......................   (331)     (345)
                                                            -----    ------
CASH FROM (USED FOR) FINANCING ACTIVITIES:
Dividends paid...........................................   (242)     (166)
Increase (decrease) in short-term borrowings, net........    (54)     (197)
Principal payments under capital lease obligations.......     (1)       (1)
                                                            -----     -----
Cash used for financing activities.......................   (297)     (364)
                                                            -----     -----
Increase (decrease) in cash and cash equivalents.........    (20)       (5)
Cash and cash equivalents at January 1...................     62        57
                                                            -----     -----
Cash and cash equivalents at March 31....................   $ 42     $  52
                                                            =====    ======
- ---------------------------------------------------------------------------
Cash payments for:
  Interest...............................................   $127      $127
  Income taxes...........................................   $  -      $ 22
===========================================================================

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

                         PACIFIC BELL AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


A.   BASIS OF PRESENTATION

     The Condensed Consolidated Financial Statements include the accounts of Pacific Bell, and its wholly owned subsidiaries, Pacific Bell Directory ("Directory") Pacific Bell Information Services ("PBIS"), and Pacific Bell Mobile Services ("PBMS"), hereinafter referred to as the "Company." All significant intercompany balances and transactions have been eliminated. The Condensed Consolidated Income Statement for 1994 reflects certain reclassifications made to conform with the current presentation.

     The Condensed Consolidated Financial Statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") applicable to interim financial information. Certain information and footnote disclosures included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in these interim statements pursuant to such SEC rules and regulations. Management recommends that these interim financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's 1994 annual report on Form 10-K.

     In management's opinion, the Condensed Consolidated Financial Statements include all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position and results of operations for each interim period shown. The Condensed Consolidated Financial Statements have been reviewed by Coopers & Lybrand L.L.P., independent accountants. Their report is on page 1.

                         PACIFIC BELL AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


A.   BASIS OF PRESENTATION (CONTINUED)

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

                                                  March 31,   December 31,
     (Dollars in millions)                           1995           1994
     ---------------------------------------------------------------------

     Regulatory assets (liabilities) due to:
       Deferred pension costs*....................  $ 424          $ 407
       Unamortized debt redemption costs**........    343            346
       Deferred compensated absence costs*........    210            212
       Unamortized purchases of property, plant,
         and equipment under $500.................     99            106
       Deferred income taxes***...................   (175)          (185)
       Other......................................     44             48
                                                    -----          -----
     Total .......................................  $ 945          $ 934
    ======================================================================
       * Included primarily in "deferred charges and other noncurrent assets" in the Company's balance sheet.
      **  Reflected as a reduction of "long-term obligations."
     *** Included in "other current liabilities" and "other noncurrent liabilities and deferred credits."

                         PACIFIC BELL AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


A.   BASIS OF PRESENTATION (Continued)

     Deferred pension costs above reflect an order by the California Public Utilities Commission ("CPUC") requiring the Company to use the "aggregate cost method" for its intrastate operations. These deferred costs represent differences between the Company's intrastate pension costs calculated using this actuarial method, subject to Internal Revenue Service ("IRS") and other limitations, and costs determined under the provisions of Statement of Financial Accounting Standards No. 87 ("SFAS 87"), "Employers' Accounting for Pensions," and No. 88 ("SFAS 88"), "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits."

     When debt is refinanced before maturity, the Company amortizes to expense any difference between net book value and redemption price evenly over the term of the replacing issue for its intrastate operations, in accordance with the ratemaking treatment of such costs by the CPUC. These costs are expensed as incurred for interstate operations.

     In prior years, the CPUC and the Federal Communications Commission ("FCC") changed the required accounting for the costs of compensated absences, such as vacation days, from a cash basis to an accrual basis. A transition liability for earned, but unused, compensated absence days is being amortized to expense over periods prescribed by each regulator. However, the CPUC continues to require the Company to recognize certain compensated absence costs on a cash basis for ratemaking. The above regulatory asset for compensated absences reflects those costs which have been deferred in accordance with ratemaking treatment.

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


A.   BASIS OF PRESENTATION (CONTINUED)

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

     Depreciation of telephone plant is computed essentially by straight-line depreciation using depreciable lives prescribed periodically by state and federal regulators. Regulators currently have prescribed the following depreciable lives for the Company's property, plant, and equipment:

                                                          Depreciable Lives
     ------------------------------------------------------------------------
                                                             (in years)
     Buildings...........................................   30  to   57
     Cable...............................................   10  to   30
     Central office equipment............................    9  to 16.5
     Furniture, equipment, and other.....................  5.5  to   20
     ========================================================================

                         PACIFIC BELL AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


A.   BASIS OF PRESENTATION (CONTINUED)

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


B.   COMMITMENTS AND CONTINGENCIES

     Broadband Network

     In December 1994, the Company contracted for the purchase of up to $2 billion of broadband network facilities which will incorporate emerging technologies. The Company is committed to purchase these facilities in 1998 if they meet certain quality and performance criteria.


     Revenues Subject to Refund

     In  1992,  the  CPUC  issued  a  decision  adopting,  with  modification,
     Statement of Financial Accounting Standards No. 106 ("SFAS 106"), "Employers' Accounting for Postretirement Benefits Other Than Pensions," for regulatory accounting purposes. Annual price cap decisions by the CPUC granted the Company $100 million in each of the years 1995 and 1994 for partial recovery of higher costs under SFAS 106. However, the CPUC in October 1994 reopened the proceeding to determine if the Company should continue to recover these costs. The CPUC's order held that related revenues collected after October 12, 1994 are subject to refund. Management believes these costs are appropriately included in the Company's price cap filings, but is unable to predict the outcome of the CPUC's proceeding.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS

The following discussions and data compare the results of operations of Pacific Bell and Subsidiaries ("the Company") for the three-month period ended March 31, 1995 to the corresponding period in 1994. Results for the first three months of 1995 may not be indicative of results for the full year.

A summary of selected operating data is shown below:

                                 For the 3 Months Ended
                                         March 31,              Change
                                 ------------------------------------------
Selected Operating Data                   1995     1994     Amount  Percent
- ---------------------------------------------------------------------------
Operating ratio (%)..................     78.8     76.6*     (1.2)      -
Return on shareowner's equity (%)....     15.8     17.6      12.2       -
Total employees......................   49,884   52,457    (2,573)    (4.9)
Revenues per employee ($ thousands)..     44.3     42.8*      2.1      5.3
Employees per ten thousand
  access lines**.....................     31.2     34.1      (2.9)    (8.5)
===========================================================================
*  restated
** excludes Pacific Bell Directory employees

Net Income
- ----------
                            For the 3 Months Ended
                                    March 31,                  Change
                            -----------------------------------------------
($ millions)                      1995        1994         Amount   Percent
- ---------------------------------------------------------------------------
Net Income                        $246        $276          $(30)    (10.9)
- ---------------------------------------------------------------------------

The decline in first quarter 1995 net income was primarily due to revenue shortfalls resulting from a California Public Utilities Commission ("CPUC")- ordered price rebalancing that accompanied the introduction of toll services competition on January 1, 1995. Share loss in the toll market has been about as expected. Additional pressure on earnings resulted from incremental labor expense associated with the severe storms in 1995. These earnings decreases in 1995 were partially offset by the Company's on-going cost-reduction efforts.

The revenue shortfalls occurred because the average 40 percent reduction in toll prices did not stimulate demand growth to the extent anticipated by the CPUC to achieve revenue neutrality as intended by the price rebalancing order. The CPUC price rebalancing order assumed that volume growth would be a key source of new revenues to offset the price reductions. Results to date strongly suggest that neither the CPUC's nor management's forecasted growth in demand will be realized in 1995. Management believes 1995 earnings could be about 10 percent less than 1994 due to this revenue rebalancing shortfall.

Volume Indicators
- -----------------
                                   For the 3 Months Ended
                                           March 31,            Change
                                   ----------------------------------------
Volume Indicators                        1995        1994   Amount  Percent
- ---------------------------------------------------------------------------
Customer switched access lines in
  service at March 31 (thousands)....  15,122      14,726      396      2.7
Interexchange carrier access
  minutes-of-use (millions)..........  14,096      12,923    1,173      9.1
    Interstate.......................   7,872       7,627      245      3.2
    Intrastate.......................   6,224       5,296      928     17.5
Toll Messages (millions).............   1,172       1,084       88      8.1
===========================================================================

The total number of access lines in service grew to 15,122 thousand, an increase of 2.7 percent for the twelve months ended March 31, 1995. Although this is an improvement over the 2.3 percent increase for the same period last year, access line growth slowed in the first quarter 1995. The residential access line growth rate increased to 1.9 percent for the twelve months ended March 31, 1995, from 1.4 percent last year. The growth rate in business access lines climbed to 4.0 percent this year from 3.7 percent last year. Business Centrex lines grew 10.4 percent during the same period as businesses continued to link multiple locations and improve disaster preparedness. The number of ISDN lines in service increased 90 percent in the twelve months ended March 31, 1995 as customers demanded faster data transmission and Internet access.

Access minutes-of-use represent the volume of traffic carried by interexchange carriers over the Company's local network. Access minutes-of-use for the three months ended March 31, 1995 increased by 9.1 percent over the same period last year. The increase in access minutes-of-use was attributable to economic growth and price decreases which increased network usage. The introduction of competition in the intra-service area toll market that began in January 1995 also had the effect of increasing intrastate access minutes-of-use. The Company provides access to other carriers who are now authorized to complete intra-service area toll calls over the Company's local network.

Toll messages are comprised of Message Telecommunications Service, Optional Calling Plans, WATS and terminating 800 messages. For the three months ended March 31, 1995, toll messages increased by 8.1 percent compared to an increase of 5.1 percent for the corresponding period in 1994. The increase was driven primarily by lower prices as well as economic growth. On January 1, 1995, the Company lowered the price of its toll services by an average of 40 percent. The Company also began offering discount calling plans. Residential customers receive an additional 15 percent off toll charges above five dollars per month while businesses receive an additional 20 percent off toll charges over $15 per month. High volume customers can receive even larger discounts. Price decreases have stimulated demand slightly but fall short of levels included in the CPUC's order or forecasted by management. The Company estimates it lost approximately five percent of the toll services market to other providers in the first quarter 1995. While it is too early to estimate when market share loss will stabilize, management expects it to increase.

Operating Revenues
- ------------------
                            For the 3 Months Ended
                                    March 31,                   Change
                            -----------------------------------------------
($ millions)                      1995        1994         Amount   Percent
- ---------------------------------------------------------------------------
Total operating revenues        $2,212      $2,247          $(35)     (1.6)
- ---------------------------------------------------------------------------

Revenues for first quarter 1995 were reduced from the same period last year primarily because demand growth was slower than assumed in the CPUC-ordered price rebalancing, price cap revenue reductions, and the effects of toll services competition.

Effective January 1, 1995 the CPUC allowed long-distance companies and others to officially compete with the Company in providing intra-service area toll call services in California. The decision rebalanced prices for most of the Company's regulated services so that the Company could remain competitive in the new environment. The CPUC intended this decision to be initially revenue neutral so that the effect of price decreases would be offset by the effect of price increases. Increased demand was expected to result from lower prices for competitive services, partially offsetting the effect of price decreases on total revenues. Although the Company observed some increased usage for the first quarter 1995, calling volumes were below levels envisioned by the CPUC as necessary to achieve revenue neutrality.

Revenues were also reduced because of price cap revenue reductions ordered by the CPUC and the Federal Communications Commission ("FCC") under incentive-based regulation.

Overall, revenue decreases from price rebalancing and price cap orders were partially offset by $79 million in revenues from increased customer demand. The increase in customer demand included both general economic growth and the result of lower prices. Factors affecting revenue changes are summarized in the following table.

                                           Price
                               Price Re-     Cap    Misc.  Customer   Total
($ millions)                   balancing  Orders             Demand  Change
- ---------------------------------------------------------------------------
Local service....................  $ 95    $(31)     $15       $12     $91
Network access
  Interstate.....................     7      (1)      10        18      34
  Intrastate.....................   (61)     (5)     (13)       71      (8)
Toll service.....................  (123)    (12)      (3)      (41)   (179)
Other service revenues...........     4       -        4        19      27
                                   -----   -----    -----    ------    ----
Total operating revenues.........  $(78)   $(49)     $13       $79    $(35)
===========================================================================

The $12 million increase in local service revenues due to customer demand in the above table reflects increased customer access lines due to economic recovery.

The $18 million increase in interstate network access revenues due to customer demand reflects increased interexchange carrier access minutes-of-use, as well as increased access lines. The $71 million demand related increase in intrastate network access revenues also reflects growth in interexchange carrier access minutes-of-use. The introduction of competition in the intra-service area toll market that began in January 1995 had the effect of increasing access usage revenues.

Decreased customer demand-related revenues from toll services, as displayed in the table above, primarily results from competition. The Company lost approximately five percent of the toll services market to competitors in the first quarter 1995. In addition, the Company has lost and continues to lose WATS and 800 service business to interexchange carriers who have the competitive advantage of being able to offer these services both within and between service areas.

The increase in other service revenues reflects the continuing success of the Company's voice mail products as well as its directory operations.

Operating Expenses
- ------------------
                            For the 3 Months Ended
                                    March 31,                  Change
                            -----------------------------------------------
($ millions)                      1995       1994          Amount   Percent
- ---------------------------------------------------------------------------
Total operating expenses        $1,742     $1,721             $21       1.2
- ---------------------------------------------------------------------------

Total operating expenses increased only slightly when compared with 1994 despite a $63 million increase due to severe storm damage in 1995. As displayed in the table below, increases in salaries and wages, depreciation, and expenses associated with the subsidiaries were partially offset by miscellaneous general and administrative expense decreases.

                                    Pacific Bell Only
                               ---------------------------
                                Salaries  Employee            Subsi-  Total
($ millions)                     & Wages  Benefits  Misc.   diaries  Change
- ---------------------------------------------------------------------------
Cost of products
  & services....................  $25       $ 2      $(8)       $3      $22
Customer operations
  & selling expenses............   (5)       (4)      17         6       14
General, admin.
  & other expenses..............  (13)       (1)     (36)        9      (41)
Property & other taxes..........    -         -       (1)        1        0
Depreciation
  & amortization................    -         -       25         1       26
                                  ----      ----     ----      ---      ---
Total operating expenses........   $7       $(3)     $(3)      $20      $21
===========================================================================

Salary and wage expense increased primarily as a result of 1995 storm and flood repairs. This increase was substantially offset by decreases resulting from the Company's force reduction programs.

Miscellaneous general and administrative expenses decreased primarily because of costs incurred in 1994 for research and development to support plans to upgrade the core network infrastructure and to begin building an integrated telecommunications, information, and entertainment network. A decrease in licensing fees for digital switching software and miscellaneous benefit adjustments also lowered general and administrative expense. Miscellaneous cost of products and services decreased primarily due to lower settlement payments related to the implementation of toll service competition. Depreciation expense increased primarily due to higher depreciation rates ordered by the CPUC effective January 1, 1995 and higher telephone plant balances.

Interest Expense
- ----------------
                                 For the 3 Months Ended
                                         March 31,              Change
                                 ------------------------------------------
($ millions)                           1995        1994     Amount  Percent
- ---------------------------------------------------------------------------
Interest Expense                       $108        $103         $5      4.9
- ---------------------------------------------------------------------------

Interest expense for first quarter 1995 increased mostly due to accruals for several regulatory liabilities.

Miscellaneous Income
- --------------------
                                 For the 3 Months Ended
                                         March 31,              Change
                                 ------------------------------------------
($ millions)                           1995        1994     Amount  Percent
- ---------------------------------------------------------------------------
Miscellaneous Income                    $20          $1        $19        -
- ---------------------------------------------------------------------------

Miscellaneous income increased primarily due to interest income of $18 million from a tax refund received in 1995 related to prior years.

Income Taxes
- ------------
                                 For the 3 Months Ended
                                         March 31,              Change
                                 ------------------------------------------
($ millions)                           1995        1994     Amount  Percent
- ---------------------------------------------------------------------------
Income Taxes                           $136        $148      $(12)    (8.1)
- ---------------------------------------------------------------------------

The decrease in income tax expense for first quarter 1995 is primarily due to lower pre-tax income and a tax refund received in 1995 related to prior years.


Status of Restructuring Reserve
- -------------------------------

As previously reported, the Company established a restructuring reserve at the end of 1993 to provide for the incremental cost of force reductions and other related costs to restructure its internal business processes through 1997. A total of 945 employees left Pacific Bell (excluding subsidiaries) during first quarter 1995. After new hires, the net force loss was 328 employees. A total of $48 million in cash outlays was charged to the reserve in first quarter 1995. These costs were primarily for force reduction and information systems reengineering. During first quarter 1995, the Company continued its efforts to streamline the service ordering process and consolidated various activation groups to improve service delivery. The majority of this year's projected costs are expected to be incurred during the second half of 1995.

Capital Expenditures
- --------------------

The Company invested about $290 million during the first three months of 1995 primarily to modernize and expand the network and to build a wireless network to offer personal communications services. The Company expects to invest about $2.0 billion in 1995 excluding broadband costs.

BOND RATING

In May 1995, Duff and Phelps, Inc. lowered the rating of Pacific Bell's bonds from Double-A ("AA") to Double-A-Minus ("AA-"). At March 31, 1995, the Company had approximately $5 billion of long- and intermediate-term debt outstanding. The rating action reflects price cap revenue reductions, toll services competition, and proposed interim rules on local services competition (see "Local Services Competition" on page 20). The rating action also reflects the expected financing requirements of the broadband and Personal Communications Services networks. Standard & Poor's Corporation has placed the Company's bond and commercial paper ratings on "CreditWatch," which has negative implications, following the release by the CPUC of its proposed interim rules on local services competition. In addition, Moody's Investor Services, Inc. has changed its outlook on the long-term debt of the Company to "negative" from "stable," citing concerns about risks associated with deployment of the broadband network and potential pressure on the financial profile and performance of the Company.


PENDING REGULATORY ISSUES

Calling Party Identification
- ----------------------------

In May 1995, the FCC established national rules under which telephone companies, including Pacific Bell, may offer calling party identification services ("Caller ID"). Caller ID displays the telephone number of the calling party on a device that attaches to a customer's telephone unless it is blocked by the calling party. Caller ID is already available in most other states but has not been offered in California due to CPUC blocking restrictions that make the service uneconomic to provide. The FCC ruling preempts the CPUC's restrictions which made providing Caller ID uneconomic. Management believes that Caller ID could be an important new revenue source and plans to provide service by early 1996. The CPUC has indicated it will appeal the FCC's ruling.

FCC Regulatory Framework Review
- --------------------------------

In March 1995, the FCC adopted a new interim set of rules for 1995 that govern the prices that the larger local exchange carriers ("LECs"), including the Company, charge interexchange carriers ("IECs") for access to local telephone networks. The LECs charge for the use of their networks when the IECs connect to local telephone customers.

Under the FCC price cap system of incentive-based regulation, LECs set access charges by subtracting from the rate of inflation a specified "productivity factor" intended to account for increasing productivity in the telephone industry. If the productivity factor exceeds the rate of inflation, LECs must cut their access charges by an amount equal to the difference. The annual price adjustments also reflect the effects on the LECs' costs of exogenous events beyond their control. The rules also contain a sharing provision that requires LECs to return a percentage of their earnings to their customers after they achieve a specified rate of return.

The original FCC price cap rules offered LECs a choice of two productivity factors: either 3.3 percent or 4.3 percent. In its 1994 price cap filing, the Company chose a productivity factor of 3.3 percent. The Company must share with customers 50 percent of its earnings above a 12.25 rate of return, and return all earnings to customers above 16.25 percent.

The  new  plan  allows  LECs  to  choose  among  three  productivity  factors:
4.0 percent,   4.7  percent,  or  5.3  percent.  LECs  electing  the  4.0  and
4.7 percent options will share 50 percent of earnings above 12.25 percent in subsequent year price reductions. In addition, all earnings above 13.25 and
16.25  percent,  respectively,  will  be  returned.    LECs  that  choose  the
5.3 percent productivity factor can retain all earnings without sharing. In addition, to modify the FCC's prior methodology, LECs are required to reduce their 1995 annual access filings by an additional 0.7 percent for each year they selected a 3.3 percent productivity factor under the old rules, up to
2.8 percent. The Company will have a 2.1 percent reduction due to selecting the 3.3 percent productivity factor in three prior years.

The FCC has indicated it will adopt permanent rules in 1995 or 1996. Management continues to believe that the FCC should adopt pure price cap regulation including elimination of the productivity factor, sharing, and earnings caps.

In May 1995, the Company submitted its annual access filing under the interim rules. The Company proposed an annual revenue reduction totaling $123 million effective August 1, 1995. Of this amount, $69 million was reflected in the Company's 1994 financials. The Company chose the 5.3 percent productivity factor which will eliminate the sharing obligation. Management believes that the negative effect of the higher productivity factor will be more than offset by not having to share future earnings. If the filing is approved, the Company's switched access prices will decrease from approximately 2.2 cents per minute to approximately 1.9 cents per minute.

Local Services Competition
- --------------------------

In December 1994, the CPUC adopted a procedural plan to examine issues related to opening the local exchange market to competition. The Company participated in settlement talks with IECs and other interested parties in an effort to reach agreement on a number of these issues. Since no agreement was reached by the March 31, 1995 deadline, the CPUC has begun to address these issues in formal proceedings.

In April 1995, the CPUC proposed interim rules for local telephone competition that could begin as early as late 1995. The CPUC's proposal includes provisions allowing competitors to resell the Company's services. It also sets interconnection rules and allows telephone number portability. The proposal  does not  resolve  the  questions  of  how  to  maintain  affordable universal service, pricing flexibility, network unbundling, and the future regulatory framework. If the proposal is adopted in its current form, the Company will be at a competitive disadvantage. (See "Competitive Risk" on page 21.)

In a related action, the CPUC also ordered the Company to offer expanded interconnection to allow competitive access providers to carry the transport portion of switched access between the Company's central offices and IECs.

The Company previously proposed to freeze prices of basic services for three years as part of a comprehensive plan to bring full telecommunications competition to all Californians. Addressed in its plan are:

     1.   Universal   service,  which   the  Company   would  assure   to  all
          Californians

     2. A three-year freeze of prices for basic services, which are already among the lowest in the nation

     3. Downward pricing flexibility, so that prices can be lowered to meet competition

     4. Number assignment and portability, maintaining existing calling areas, so that customers who change their telephone company without changing location can take their numbers with them

     5. Competitive access, allowing competitors access to the Company's network at reasonable rates

     6.   Unbundling of basic elements of the local network

Management believes its customers should have the opportunity to choose their local telecommunications providers just as they should be able to choose their cable TV and long-distance providers. At the same time, management believes customers should have the opportunity to choose Pacific Bell as a complete local and long-distance telecommunications service provider. Management believes that implementation of local exchange competition prior to the Company being allowed to enter the long-distance market would provide already strong competitors an unfair advantage. The CPUC plans to issue a decision in mid-1995.

Property Taxes
- --------------

In 1992, a settlement agreement was reached between the State Board of Equalization, all California counties, the State Attorney General, and 28 utilities, including the Company, on a specific methodology for valuing utility property for property tax purposes. The CPUC opened an investigation to determine if any resulting property tax savings should be returned to customers. Intervenors have asserted that as much as $20 million of annual property tax savings should be treated as an exogenous cost reduction in the Company's annual price cap filings. These intervenors have also asserted that past property tax savings totaling as much as $60 million plus interest as of June 30, 1995 should be returned to customers. Management believes that under the CPUC's New Regulatory Framework, any property tax savings should only be treated as a component of the calculation of shareable earnings. A CPUC decision is pending.


DISPOSITION OF BELLCORE

In April 1995, Bellcore announced a decision by its owners to pursue the disposition of their interests in Bellcore. Bellcore is a leading provider of communications software and consulting services. It is owned by Pacific Bell and six other affiliates of the telephone regional holding companies formed at the divestiture of AT&T Corp. in 1984. A final decision regarding the disposition of interests and the structure of such a transaction will be subject to obtaining satisfactory financing and necessary approvals.


COMPETITIVE RISK

Regulatory, legislative and judicial actions, as well as advances in technology, have expanded the types of available communications products and services and the number of companies offering such services. Various forms of competition are growing steadily and are already having an effect on the Company's earnings. An increasing amount of this competition is from large companies with substantial capital, technological, and marketing resources. Currently, competitors primarily consist of interexchange carriers, competitive access providers and wireless companies. Soon the Company will also face competition from cable television companies and others.

Effective January 1, 1995, the CPUC authorized toll services competition. Toll service revenues represent approximately 14 percent of the Company's total operating revenues. The Company estimates it lost approximately five percent of the toll services market to other providers in the first quarter 1995. While it is too early to estimate where market share loss will stabilize, management expects it to increase. In May 1995, the CPUC issued a decision that requires the Company to permit Centrex customers who purchase certain optional routing features to route intra-service area calls to the toll carrier of their choice. In addition, the CPUC has stated its intention to open up the local exchange market to competition that could begin as early as late 1995. Local service revenues represent approximately 42 percent of the Company's total operating revenues.

The Company recently filed a Form 8-K with the Securities and Exchange Commission ("SEC") detailing competitive vulnerability. Because of the unique characteristics of the California market, the Company is vulnerable to competition should the CPUC adopt local competition rules that are not fair and even-handed. (See "Local Services Competition" on page 20.) Pacific Bell's business and residence revenues and profitability are highly concentrated among a small portion of its customer base and geographic areas. Competitors need only serve portions of our service area to compete for the majority of the Company's business and residence usage revenues. Customers tend to cluster in high density areas such as Los Angeles and Orange County, the San Francisco Bay Area, San Diego and Sacramento.

Competitors can be expected to target the high-usage, high-profit customers and can do this by targeting only a small part of our geographic area and a small part of our customer base. Large and well-capitalized long-distance carriers, wireless companies, competitive access providers and cable television companies are preparing to compete in major local exchange markets. In some cases they are already deploying switches and other facilities. In California, cable television companies currently pass more than 90 percent of the Company's residential customers. Cable television companies have already announced plans for major build-outs to compete in the local exchange market. All of the Company's customers have already chosen a long-distance company, and there is more advertising from long-distance companies than from traditional local exchange companies including Pacific Bell.

Market research has shown that a substantial majority of residence customers prefer using one company for all telecommunications services. This is a significant competitive disadvantage to the Company since it is prohibited by the 1982 consent decree from providing long-distance service between service areas. Similar market research shows that a substantial majority of business customers would select one of the major long-distance companies over a combination of Pacific Bell and a long-distance company because using one carrier would permit them to apply all of their traffic toward volume discount plans offered by the long-distance companies.

For these reasons, management believes that implementation of local exchange competition prior to the Company being allowed to enter the long-distance market would provide already strong competitors an unfair advantage and that regulators should ensure that the responsibility for universal service is shared by all telecommunications providers. Management believes that a truly open competitive market would allow for the simultaneous entry of all telecommunications competitors into each others' markets on an equal footing. Although the Company is facing increasing competition for all of its services, management believes that a truly open competitive market, in which the Company can compete without restrictions, offers significant opportunity to grow the business.


APPLICABILITY OF REGULATORY ACCOUNTING

The Company currently accounts for the economic effects of regulation under Statement of Financial Accounting Standards No. 71, ("SFAS 71") "Accounting for the Effects of Certain Types of Regulation." If it becomes no longer reasonable to assume the Company will recover its costs through rates charged to customers, whether resulting from the effects of increased competition or specific regulatory actions, SFAS 71 will no longer apply. The Company continues to monitor the effects of competition and changes in regulation to assess the likelihood it will continue to recover its costs. (See "Pending Regulatory Issues" and "Competitive Risk" beginning on page 18.) Discontinuing the application of SFAS 71 would require the Company to eliminate its regulatory assets and liabilities and may require a reduction of the carrying amount of its telephone plant. (See "Accounting under Regulation" in Note A on page 7.) Three telephone regional holding companies ("RHCs") have discontinued the application of SFAS 71 regulatory accounting and have reduced their telephone plant balances. If the Company were to discontinue the application of SFAS 71 and compute the effect on its telephone plant in a manner similar to these three RHCs, the reduction in carrying amount of the Company's property, plant, and equipment would be between $3 and $5 billion.

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

27      Article 5 FDS for 1st Quarter 1995 Form 10-Q.


The Company will furnish to a security holder upon request a copy of any exhibit at cost.

(b)     Reports on Form 8-K.

        Form 8-K,  Date of  Report April  19, 1995,  was filed  with the  SEC,
        under   Item  5   in  connection  with  a   Pacific  Bell  competitive
        vulnerability filing with the CPUC.

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

27        Article 5 FDS for 1st Quarter 1995 Form 10-Q.

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



May 12, 1995