Form 10-Q
period 1995-06-30
PACIFIC BELL
filed 1995-08-14
CIK 75641

                                   FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549


          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended June 30, 1995

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

         At July 31, 1995, 224,504,982 common shares were outstanding.


THE REGISTRANT, A WHOLLY OWNED SUBSIDIARY OF PACIFIC TELESIS GROUP, MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION H(2).

                         PACIFIC BELL AND SUBSIDIARIES

                               TABLE OF CONTENTS






                                                                         Page
PART I.  FINANCIAL INFORMATION                                          Number
------------------------------                                          ------

Item 1.  Financial Statements

           Review Report of Independent Accountants ..............         1

           Condensed Consolidated Statements of Income ...........         2

           Condensed Consolidated Balance Sheets .................         3

           Condensed Consolidated Statements of Shareowner's
              Equity..............................................         4

           Condensed Consolidated Statements of Cash Flows .......         5

           Notes to Condensed Consolidated Financial Statements ..         7

Item 2.  Management's Discussion and Analysis of Results of
           Operations ............................................        13


PART II.  OTHER INFORMATION
---------------------------

Item 6.  Exhibits and Reports on Form 8-K ........................        29

SIGNATURE ........................................................        30
---------

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements


                   REVIEW REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Shareowners of Pacific Bell:

We have reviewed the accompanying condensed consolidated balance sheet of Pacific Bell and Subsidiaries as of June 30, 1995, and the related condensed consolidated statements of income for the three- and six-month periods ended June 30, 1995 and 1994, and the condensed consolidated statements of shareowner's equity and cash flows for the six-month periods ended June 30, 1995 and 1994. These financial statements are the responsibility of the Company's management.

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



/s/Coopers & Lybrand L.L.P.

San Francisco, California

August 11, 1995

                         PACIFIC BELL AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                             For the 3 Months Ended   For the 6 Months Ended
                                     June 30,                 June 30,
                             ----------------------   ----------------------
(Dollars in millions)            1995       1994          1995       1994
----------------------------------------------------------------------------
OPERATING REVENUES:
Local service................. $  928     $  827        $1,859     $1,667
Network access
  Interstate..................    413        387           844        784
  Intrastate..................    177        167           343        340
Toll service..................    290        501           604        994
Other service revenues........    378        327           748        671
                               ------     ------        ------     ------
Total Operating Revenues......  2,186      2,209         4,398      4,456
                               ------     ------        ------     ------
OPERATING EXPENSES:
Cost of products and services.    425        471           924        947
Customer operations and
  selling expense.............    439        461           875        884
General, administrative, and
  other expense...............    317        268           619        611
Property and miscellaneous taxes   51         45            96         90
Depreciation and amortization.    460        435           920        869
                               ------     ------        ------     ------
Total Operating Expenses......  1,692      1,680         3,434      3,401
                               ------     ------        ------     ------
OPERATING INCOME .............    494        529           964      1,055
Interest expense..............    109        117           217        220
Miscellaneous income..........      8         (4)           28         (3)
                               ------     ------        ------     ------
INCOME BEFORE INCOME TAXES....    393        408           775        832
Income taxes                      150        152           286        300
                               ------     ------        ------     ------

NET INCOME.................... $  243     $  256        $  489     $  532
                               ======     ======        ======     ======

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

                         PACIFIC BELL AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                  June 30,  December 31,
(Dollars in millions)                               1995        1994
---------------------------------------------------------------------------
ASSETS:                                         (Unaudited)

Cash and cash equivalents .....................  $    66       $    62
Accounts receivable - (net of allowances for
  uncollectibles of $133 and $132 in 1995 and
  1994, respectively) .........................    1,360         1,531
Prepaid expenses and other current assets .....      964           950
                                                 -------       -------
Total current assets ..........................    2,390         2,543
                                                 -------       -------
Property, plant, and equipment - at cost.......   26,394        26,107
  Less:  accumulated depreciation .............   10,675        10,243
                                                 -------       -------
Property, plant, and equipment - net ..........   15,719        15,864
                                                 -------       -------
Deferred charges and other noncurrent assets ..      816           963
                                                 -------       -------
TOTAL ASSETS ..................................  $18,925       $19,370
                                                 =======       =======
LIABILITIES AND SHAREOWNER'S EQUITY:

Accounts payable ..............................  $ 1,108       $ 1,580
Debt maturing within one year .................      256           255
Other current liabilities .....................    1,600         1,366
                                                 -------       -------
Total current liabilities .....................    2,964         3,201
                                                 -------       -------
Long-term obligations .........................    4,758         4,752
                                                 -------       -------
Deferred income taxes .........................    2,329         2,315
                                                 -------       -------
Other noncurrent liabilities and
  deferred credits ............................    2,638         2,878
                                                 -------       -------
Commitments and Contingencies (Note B)

Total shareowner's equity .....................    6,236         6,224
                                                 -------       -------
TOTAL LIABILITIES AND SHAREOWNER'S EQUITY .....  $18,925       $19,370
                                                 =======       =======

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

                         PACIFIC BELL AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF SHAREOWNER'S EQUITY
                                  (Unaudited)

                                                       For the 6 Months
                                                         Ended June 30,
                                                   ----------------------
(Dollars in millions)                                   1995      1994
-------------------------------------------------------------------------

COMMON STOCK
Balance at beginning of period .................      $  225    $  225
                                                      ------    ------
Balance at end of period .......................         225       225
                                                      ------    ------

ADDITIONAL PAID-IN CAPITAL
Balance at beginning of period .................       5,169     5,168
                                                      ------    ------
Balance at end of period .......................       5,169     5,168
                                                      ------    ------

REINVESTED EARNINGS
Balance at beginning of period .................         830       761
Net income .....................................         489       532
Common dividends declared ......................        (477)     (452)
Other changes...................................           -        (4)
                                                      ------    ------
Balance at end of period .......................         842       837
                                                      ------    ------
TOTAL SHAREOWNER'S EQUITY ......................      $6,236    $6,230
                                                      ======    ======

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

                         PACIFIC BELL AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                         For the 6 Months
                                                           Ended June 30,
                                                     ----------------------
(Dollars in millions)                                     1995      1994
---------------------------------------------------------------------------
CASH FROM (USED FOR) OPERATING ACTIVITIES
Net Income ..........................................   $  489    $  532
Adjustments to reconcile net income for items
  currently not affecting operating cash flows:
    Depreciation and amortization ...................      920       869
    Deferred income taxes ...........................        7       (49)
    Unamortized investment tax credits ..............      (25)      (35)
    Allowance for funds used during construction ....      (19)      (15)
    Changes in operating assets and liabilities:
    Accounts receivable .............................      175        39
    Prepaid expenses and other current assets........       (6)       (4)
    Deferred charges and other noncurrent assets.....      151         2
    Accounts payable and accrued liabilities.........     (156)       88
    Other current liabilities .......................      (11)      (20)
    Noncurrent liabilities and deferred credits......     (235)       64
    Other adjustments, net ..........................        7         2
                                                        ------    ------
Cash from operating activities ......................    1,297     1,473
                                                        ------    ------
CASH FROM (USED FOR) INVESTING ACTIVITIES
Additions to property, plant, and equipment..........     (817)     (700)
Other investing activities, net .....................        2         1
                                                        ------    ------
Cash used for investing activities ..................     (815)     (699)
                                                        ------    ------
CASH FROM (USED FOR) FINANCING ACTIVITIES
Dividends paid ......................................     (477)     (452)
Increase (decrease) in short-term borrowings, net ...        1      (345)
Principal payments under capital lease obligations ..       (2)        8
                                                        ------    ------
Cash used for financing activities ..................     (478)     (789)
                                                        ------    ------
Increase(decrease) in cash and cash equivalents .....        4       (15)
Cash and cash equivalents at January 1 ..............       62        57
                                                        ------    ------
Cash and cash equivalents at June 30.................   $   66     $  42
                                                        ======    ======
                           (Continued on next page)

                         PACIFIC BELL AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                  (Continued)

                                                         For the 6 Months
                                                           Ended June 30,
                                                     ----------------------
(Dollars in millions)                                      1995      1994
---------------------------------------------------------------------------
Cash payments for:
     Interest ........................................   $  191    $  190
     Income taxes ....................................   $  156    $  238
---------------------------------------------------------------------------

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

                         PACIFIC BELL AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

A.   BASIS OF PRESENTATION

     The Condensed Consolidated Financial Statements include the accounts of Pacific Bell, and its wholly owned subsidiaries, Pacific Bell Directory ("Directory") Pacific Bell Information Services ("PBIS"), and Pacific Bell Mobile Services ("PBMS"), hereinafter referred to as the "Company." All significant intercompany balances and transactions have been eliminated. The Condensed Consolidated Income Statement and Statement of Cash Flows for 1994 reflect certain reclassifications made to conform with the current presentation.

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

                                                  June 30,    December 31,
     (Dollars in millions)                          1995        1994
     ---------------------------------------------------------------------
     Regulatory assets (liabilities) due to:
       Deferred pension costs*....................  $ 442       $ 407
       Unamortized debt redemption costs**........    340         346
       Deferred compensated absence costs*........    208         212
       Unamortized purchases of property, plant,
         and equipment under $500.................     90         106
       Deferred income taxes***...................   (167)       (185)
       Other......................................     41          48
                                                    -----       -----
     Total .......................................  $ 954       $ 934
     =====================================================================
       * Included primarily in "deferred charges and other noncurrent assets" in the Company's balance sheets.
      **  Reflected as a reduction of "long-term obligations."
     *** Included in "other current liabilities" and "other noncurrent liabilities and deferred credits."

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

     Specific provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," require regulated companies to record a regulatory asset or a regulatory liability when recognizing deferred income taxes if it is probable that these deferred taxes will be reflected in future rates.

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

     Depreciation of telephone plant is computed essentially by straight-line depreciation using depreciable lives prescribed periodically by state and federal regulators. Regulators currently have prescribed the following depreciable lives for the Company's property, plant, and equipment:

                                                             Depreciable Lives
       -----------------------------------------------------------------------
                                                                    (in years)
       Buildings..............................................     30  to   57
       Cable..................................................     10  to   30
       Central office equipment...............................      9  to 16.5
       Furniture, equipment, and other........................    5.5  to   20
       =======================================================================

     An unregulated enterprise may have selected shorter depreciable lives for similar assets.

                         PACIFIC BELL AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


A.   BASIS OF PRESENTATION (CONTINUED)

     The CPUC recently issued initial rules opening the Company's local services market to competition beginning January 1, 1996, further increasing competition in the Company's markets. In connection with this action, the CPUC is scheduling hearings to determine what changes, if any, should be made to the Company's regulatory framework. Management is evaluating the effects of recent and pending regulatory actions to determine whether the application of SFAS 71 regulatory accounting continues to be appropriate. If it becomes no longer reasonable to assume the Company will recover its costs of providing regulated services through rates charged to customers, whether resulting from the effects of increased competition or specific regulatory actions, SFAS 71 will no longer apply.

     Discontinuing the application of SFAS 71 would require the Company to eliminate its regulatory assets and liabilities and may require a reduction of the carrying amount of its telephone plant. Five telephone regional holding companies ("RHCs") have discontinued the application of SFAS 71 regulatory accounting and have adopted shorter depreciable lives and reduced their telephone plant balances. If the Company were to discontinue the application of SFAS 71 and compute the effect on its telephone plant in a manner similar to these five RHCs, the reduction in the carrying amount of the Company's property, plant, and equipment would be between $3 and $5 billion. In addition, the Company would write off its regulatory assets and liabilities at the time of discontinuance. At June 30, 1995, the Company had net regulatory assets of $954 million.

                         PACIFIC BELL AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                                  (Continued)


B.   COMMITMENTS AND CONTINGENCIES

     Broadband Network

     In December 1994, the Company contracted for the purchase of up to $2 billion of broadband network facilities which will incorporate emerging technologies. The Company is committed to purchase these facilities in 1998 if they meet certain quality and performance criteria.


     Revenues Subject to Refund

     In  1992,  the  CPUC  issued  a  decision  adopting,  with  modification,
     Statement of Financial Accounting Standards No. 106 ("SFAS 106"), "Employers' Accounting for Postretirement Benefits Other than Pensions," for regulatory accounting purposes. Annual price cap decisions by the CPUC granted the Company $100 million in each of the years 1995 and 1994 for partial recovery of higher costs under SFAS 106. However, the CPUC in October 1994 reopened the proceeding to determine the criteria for exogenous cost treatment and whether the Company should continue to recover these costs. The CPUC's order held that related revenues collected after October 12, 1994 are subject to refund. Beginning
     August 1, 1995 through June 30, 1996, approximately $25 million of 1993-94 postretirement benefits costs are being recovered subject to potential refund in the interstate jurisdiction. The FCC is examining the appropriateness of this cost recovery in a new proceeding. Management believes these costs are appropriately included in the Company's price cap filings, but is unable to predict the outcome of the CPUC's or FCC's proceedings.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
----------------------------------------------------------------------

RESULTS OF OPERATIONS

The following discussions and data compare the results of operations of Pacific Bell and subsidiaries (the "Company") for the six-month period ended June 30, 1995 to the same period in 1994. Results for the first six months of 1995 may not be indicative of results for the full year.

A summary of selected operating data is shown below:

                                 For the 6 Months Ended
                                        June 30,              Change
                                 ----------------------  ------------------
Selected Operating Data                1995      1994     Amount   Percent
---------------------------------------------------------------------------
Operating ratio (%)..............      78.1     *76.3        1.8         -
Return on shareowner's equity (%)      15.7      17.1       -1.4         -
Total employees .................    49,419    52,207     -2,788      -5.3
Revenues per employee
  ($ thousands) .................      89.0     *85.4        3.6       4.2
Employees per ten thousand
  access lines** ................      30.8      33.4       -2.6      -7.8
===========================================================================
     *    Restated
     ** Excludes Pacific Bell Directory and Pacific Bell Mobile Services employees


Earnings
--------
                                 For the 6 Months Ended
                                         June 30,                Change
                                  ----------------------  -----------------
($ millions)                          1995       1994      Amount   Percent
---------------------------------------------------------------------------
Net income                            $489       $532       -$ 43      -8.1
---------------------------------------------------------------------------

The decline in 1995 net income was primarily due to continuing revenue shortfalls resulting from a California Public Utilities Commission ("CPUC")- ordered price rebalancing that accompanied the official introduction of toll services competition on January 1, 1995. Additional pressure on earnings resulted from incremental labor expense associated with the severe storms in early 1995. These earnings decreases in 1995 were partially offset by the Company's ongoing cost-reduction efforts.

The revenue shortfalls occurred because the average 40 percent reduction in toll prices did not stimulate demand growth to the extent anticipated by the CPUC. Stimulation of demand fell far short of the amount necessary to achieve revenue neutrality as intended by the price rebalancing order. The CPUC price rebalancing order assumed that volume growth would be a key source of new revenues to offset the price reductions. Results to date strongly suggest that the CPUC's forecasted growth in demand will not be realized in 1995. Management believes 1995 earnings could be about 10 percent less than 1994 primarily due to this revenue rebalancing shortfall.

In 1994, net income was reduced about $29 million because of a CPUC refund order which resulted from past problems with the Company's payment processing system.


Volume Indicators
------------------
                                For the 6 Months Ended
                                        June 30,              Change
                               ----------------------    ------------------
Volume Indicators                      1995      1994      Amount  Change
---------------------------------------------------------------------------
Customer switched access lines
  in service at June 30 (thousands)  15,209    14,790         419     2.8
Interexchange Carrier access
  minutes-of-use (millions) .....    28,476   *25,887       2,589    10.0
  Interstate ....................    15,736   *15,218         518     3.4
  Intrastate ....................    12,740   *10,669       2,071    19.4
Toll messages (millions) ........     2,363     2,195         168     7.7
============================================================================
* Restated

The total number of access lines in service grew to 15,209 thousand, an increase of 2.8 percent for the twelve months ended June 30, 1995. This is an improvement over the 2.4 percent increase for the same period last year. The residential access line growth rate increased to 2.1 percent for the twelve months ended June 30, 1995, from 1.4 percent last year. The growth rate in business access lines was 4.0 percent this year, unchanged from last year. Business Centrex lines grew 10.9 percent during the same period as businesses continued to link multiple locations and improve disaster preparedness. The number of ISDN lines in service grew to 33,607, an increase of 108 percent for the twelve months ended June 30, 1995, as customers demanded faster data transmission and Internet access.

Access minutes-of-use represent the volume of traffic carried by interexchange carriers over the Company's local network. Total access minutes-of-use for the six months ended June 30, 1995 increased by 10.0 percent over the same period last year. The increase in access minutes-of-use was primarily attributable to economic growth. The official introduction of toll services competition in January 1995 also had the effect of increasing intrastate access minutes-of-use. The Company provides access service to other carriers who complete intra-service area toll calls over the Company's local network.

Toll messages are comprised of Message Telecommunications Service, Optional Calling Plans, WATS and terminating 800 messages. For the six months ended June 30, 1995, toll messages increased by 7.7 percent compared to an increase of 4.7 percent for the corresponding period in 1994. The increase was driven primarily by economic growth as well as lower prices. On January 1, 1995, the Company lowered the price of its toll services by an average of 40 percent. The Company also began offering new discount calling plans. Residential customers receive an automatic 15 percent off toll charges above five dollars per month while businesses receive an automatic 20 percent off toll charges over $15 per month. High volume customers can receive even larger discounts. Price decreases have stimulated demand slightly but the increase falls far short of levels included in the CPUC's order. Since the official introduction of competition in January 1995, management estimates the Company has lost approximately six percent of the local toll services market to other providers by the end of second quarter 1995. Based upon prior studies, the Company previously estimated that it retains less than 75 percent of its former share of the business toll market. Those studies have now been updated and broadened to include all segments of the expanding business toll market.
Management now estimates that, as a result of official competition and unofficial competitive losses in prior years, the Company currently serves less than 60 percent of that total market. Changes contemplated by the CPUC and the effects of pending legislation make it too early to predict when, or at what level, market share loss will stabilize.


Operating Revenues
------------------
                                 For the 6 Months Ended
                                        June 30,                Change
                                ------------------------  -----------------
($ millions)                        1995         1994     Dollar   Percent
---------------------------------------------------------------------------
Total operating revenues          $4,398       $4,456      -$ 58      -1.3
---------------------------------------------------------------------------

Revenues for the first six months of 1995 were reduced from the same period last year primarily because demand growth as a result of lower prices was slower than assumed in the CPUC-ordered price rebalancing. Revenues were also reduced because of price cap revenue reductions ordered by the CPUC under incentive-based regulation and the effects of toll services competition.

Effective January 1, 1995 the CPUC allowed long-distance companies and others to officially compete with the Company in providing intra-service area toll call services in California. The decision rebalanced prices for most of the Company's regulated services so that the Company could remain competitive in the new environment. The CPUC intended this decision to be initially revenue neutral. Revenue reductions due to lower prices were intended to be offset by other price increases and by increased network usage because of lower prices. Although the Company observed some increased usage during the first six months of 1995, calling volumes were far below levels envisioned by the CPUC as necessary to achieve revenue neutrality.

Overall, revenue decreases from price rebalancing and price cap orders were partially offset by $143 million in revenues from increased customer demand. The increase in customer demand resulted both from general economic growth and the effect of price rebalancing. The revenue decreases were also partially offset by a CPUC-ordered refund last year related to past problems with the Company's payment processing system. Due to the 1994 refund, miscellaneous other service revenues increased $27 million compared to last year. Factors affecting revenue changes are summarized in the following table.

                                            Price
                                Price Re-    Cap          Customer    Total
($ million)                     balancing   Order   Misc.   Demand   Change
----------------------------------------------------------------------------
Local service.................     $202    -$ 62    $ 37     $ 15      $192
Network access
  Interstate...................      13        -      12       35        60
  Intrastate...................    -123       -9      28      107         3
Toll service...................    -300      -25     -14      -51      -390
Other service revenues.........       8        -      32       37        77
                                  -----    -----   -----    -----     -----
Total operating revenues......    -$200    -$ 96    $ 95     $143     -$ 58
============================================================================


The increase in revenues due to customer demand in the above table is the result of growth in key volume indicators. The $15 million increase in local service revenues due to customer demand reflects access line growth resulting from economic recovery.

The $35 million increase in interstate network access revenues due to customer demand reflects increased interexchange carrier access minutes-of-use, as well as increased access lines. The $107 million demand-related increase in intrastate network access revenues also reflects growth in interexchange carrier access minutes-of-use. The official introduction of competition in the intra-service area toll market in January 1995 had the effect of increasing access usage revenues.

The $51 million decrease in customer demand-related toll service revenues primarily results from competition. Since the official introduction of competition in January 1995, management estimates the Company has lost approximately six percent of the local toll services market to other providers by the end of second quarter. In addition, the Company has lost and continues to lose WATS and 800 service business to interexchange carriers who have the competitive advantage of being able to offer these services both within and between service areas. Partially offsetting these reductions were increased usage revenues resulting from general economic growth. Based upon prior studies, the Company previously estimated that it retains less than 75 percent of its former share of the business toll market. Those studies have now been updated and broadened to include all segments of the expanding business toll market. Management now estimates that, as a result of official competition and unofficial competitive losses in prior years, the Company currently serves less than 60 percent of that total market.

The $37 million demand-related increase in other service revenues reflects the continuing success of the Company's voice mail products as well as its directory operations.


Operating Expenses
------------------
                                 For the 6 Months Ended
                                        June 30,               Change
                                ------------------------  -------------------
($ millions)                          1995        1994     Dollar   Percent
-----------------------------------------------------------------------------
Total operating expenses            $3,434      $3,401       $33       1.0
-----------------------------------------------------------------------------

Total operating expenses for the first half of 1995 increased when compared with 1994 reflecting this year's increased depreciation expense and the costs resulting from severe storm damage in early 1995. These expense were partially offset by the Company's continuing cost reduction efforts as displayed in the table below.

                    Salaries            Settle-  Miscel-   Subsid-    Total
($ millions)         & Wages  Benefits   ments   laneous    iaries   Change
----------------------------------------------------------------------------
Costs of services
  & products........     $18      -$ 7     -$35     -$ 5       $ 6     -$23
Customer operations
  & selling expense.      -1       -13        -       -5        10       -9
General, admin. &
  other expense.....     -16         3        -        5        16        8
Property & misc. taxes     -         -        -        5         1        6
Depreciation
  & amortization......     -         -        -       49         2       51
                        ----      ----     ----     ----      ----     ----
Total operating
  expenses............   $ 1      -$17     -$35      $49       $35      $33
============================================================================

Salaries and wages for the first six months of 1995 were flat. Higher overtime costs were offset by force reduction savings. The Company achieved a $62 million decrease in salary and wage expense related to force reduction. However, higher overtime expense for storm and flood repairs offset this decrease. Lower employee benefits expense is primarily due to the Company's ongoing health care cost-reduction efforts.

Settlements  expense  decreased  primarily   due  to  the  CPUC-ordered  price
rebalancing which lowered reimbursements to other local exchange carriers for calls terminating in their territories.

Miscellaneous general and administrative expense increased primarily due to increased contract services for programmers.

Depreciation expense increased primarily due to higher depreciation rates ordered by the CPUC effective January 1, 1995 and higher telephone plant balances.

Interest Expense
----------------

($ millions)                          1995      1994      Change    Percent
------------------------------------------------------------------------------
Interest expense                      $217      $220        -$3       -1.4
------------------------------------------------------------------------------

Interest expense for the first six months of 1995 decreased slightly compared to 1994 primarily due to last year's interest expense associated with the CPUC's late payment charges decision. These decreases were partially offset by higher interest expense for short term borrowings.


Miscellaneous Income
--------------------

($ millions)                          1995       1994     Change    Percent
------------------------------------------------------------------------------
Miscellaneous income (expense)         $28        -$3       $31          -
------------------------------------------------------------------------------

Miscellaneous income for the first six months of 1995 increased primarily due to interest income of $18 million from a tax refund received in 1995 related to prior years. In addition, the late payment charges penalty recorded in 1994 increased comparative miscellaneous income by $10 million.


Income Taxes
------------

($ millions)                          1995       1994    Change     Percent
------------------------------------------------------------------------------
Income taxes                          $286       $300     -$14        -4.7
------------------------------------------------------------------------------

Income taxes expense decreased compared to the first half of 1994. Lower pre-tax income reduced income taxes by $40 million. Last year's accelerated recognition of prior period investment tax credits due to shorter plant lives increased comparative tax expense by $10 million.

Status of Restructuring Reserve
-------------------------------

As previously reported, the Company established a restructuring reserve at the end of 1993 to provide for the incremental cost of force reductions and other related costs to restructure its internal business processes through 1997. A total of 2,100 employees left the Company (excluding subsidiaries) during the first six months of 1995. After new hires, the net force loss for the Company (excluding subsidiaries) was approximately 700. A total of $107 million was charged to the reserve in the first half of 1995 primarily for reengineering projects. The majority of this year's projected costs is expected to be incurred during the second half of the year. As of June 30, 1995, a balance of $727 million remained in the restructuring reserve.

During second quarter, the Company announced that it will further consolidate its network operations centers to two by first quarter 1996, rather than four centers as previously announced. This move is expected to result in investment savings of $20 million during 1995 without affecting customer service.


Capital Expenditures
--------------------

The Company invested about $766 million during the first half of 1995 primarily to modernize and expand the network. The Company expects to invest about $2.0 billion in 1995 excluding broadband costs.


BOND RATING

In May 1995, Duff and Phelps, Inc. lowered the rating of Pacific Bell's bonds from Double-A ("AA") to Double-A-Minus ("AA-"). At June 30, 1995, the Company had approximately $5 billion of long- and intermediate-term debt outstanding. The rating action reflected price cap revenue reductions, toll services competition, and proposed interim rules on local services competition. The rating action also reflected the expected financing requirements of the broadband and Personal Communications Services networks. Standard & Poor's Corporation has placed the Company's bond and commercial paper ratings on "CreditWatch," with negative implications, following the release by the CPUC of its proposed interim rules on local services competition. In addition, Moody's Investor Services, Inc. has changed its outlook on the long-term debt of the Company to "negative" from "stable," citing concerns about risks associated with deployment of the broadband network and potential pressure on the financial profile and performance of the Company.

LABOR NEGOTIATIONS

On August 8, 1995, the Company reached a tentative three-year agreement with the Communications Workers of America which represents about 33,000 employees in California. The previous union contract expired on August 5, 1995. The new tentative agreement features a 10.5 percent wage increases over three years, a 14 percent pension increase, a $16 million training and retraining program, a new voluntary early retirement option, continued employment security and improved health benefits. Agreements were also reached with two other unions. Management estimates that the tentative agreements would result in increased costs of approximately $550 million over three years. This estimate does not include savings which may result from future force reductions. The tentative agreements must be ratified by employees before they become effective. The ratification results are expected by the end of September 1995.


PENDING REGULATORY ISSUES

Telecommunications Legislation
------------------------------

In June 1995, the U.S. Senate approved a telecommunications bill which would ease certain restrictions imposed by the Communications Act of 1934, the 1982 Consent Decree and the 1984 Cable Act. Among the provisions, the bill would allow telephone companies and cable television companies to compete in each others' markets. In August 1995, similar legislation was passed by the House of Representatives. The bills now go to conference to reconcile the differences. Management believes that the telecommunications reform legislation passed by Congress, after reconciliation and if enacted, will be a balanced plan that would begin to offer consumers the benefits of real competition.


Calling Party Identification
----------------------------

In May 1995, the Federal Communications Commission ("FCC") established national rules affecting how telephone companies, including Pacific Bell, may offer calling party identification services ("Caller ID"). Caller ID displays the telephone number of the calling party on a device that attaches to a customer's telephone unless it is blocked by the calling party. Caller ID is already available in most other states but has not been offered in California due to CPUC blocking requirements that make the service uneconomic to provide. The FCC ruling preempts the CPUC's restrictions which made providing Caller ID uneconomic. In June 1995, the CPUC appealed the FCC's ruling to the U.S. Court of Appeals for the Ninth Circuit. Subject to CPUC approval, management believes that Caller ID could be an important new revenue source.

FCC Regulatory Framework Review
--------------------------------

In March 1995, the FCC adopted new interim price cap rules that govern the prices that the larger local exchange carriers ("LECs"), including the Company, charge interexchange carriers ("IECs") for access to local telephone networks.

The interim rules require the LECs to adjust their maximum prices for changes in inflation, productivity and certain costs beyond the control of the LEC. Under the interim plan, LECs may choose from three productivity factors: 4.0, 4.7, or 5.3 percent. Election of the 5.3 percent productivity factor permits the LEC to retain all of its earnings whereas the other lower productivity factors require earnings to be shared with customers. In adopting the interim plan, the FCC required LECs to prospectively reduce their price caps by
0.7 percent for each year the LEC elected the lower 3.3 percent productivity factor during 1991-94. For the Company, this resulted in a 2.1 percent reduction. The Company has formally contested this reduction as well as other adjustments associated with the interim plan in the U.S. Court of Appeals for the District of Columbia (the "Court"). In August 1995, the Court agreed to expedite review of these adjustments.

The FCC plans to adopt permanent rules in 1996 following a rulemaking proceeding. Management continues to believe that the FCC should adopt pure price cap regulation and eliminate the productivity factor, sharing, and earnings caps.

The Company's 1995 annual access filing implementing the interim rules took effect August 1, 1995. As a result, the Company's revenues will be reduced approximately $123 million through June 30, 1996. Of this amount, $69 million is reflected in the Company's 1994 financials. The Company chose the
5.3 percent  productivity  factor that  will enable  it to  retain all  of its earnings after July 1, 1995. The higher productivity factor was chosen because management believes that it will be more than offset by elimination of the sharing mechanism.

Video Dialtone Applications Approval
------------------------------------

In July 1995, the FCC approved the Company's applications for authority to offer video dialtone services in specific locations in four of its service areas. The approval allows the Company to begin installing the video-specific components of its advanced communications network in the San Francisco Bay Area, Los Angeles, Orange County and San Diego. Construction of the video-
specific elements of the network will give customers access to such interactive services as movies and television shows on demand, interactive news, tele-education, home shopping, video games, community information listings, high-speed Internet access and broadcast programming. Construction of the telephone portion of the network began in May 1994.

The Company's approved video dialtone applications, filed in late December 1993, cover approximately 1.3 million homes throughout California. With this approval, the Company is on track to be the first company in the United States to offer a single full service network supporting telephony, data, and video. Technology trials will be conducted during the second half of 1995 in the South San Francisco Bay Area, with paying customers connected early next year. Interactive services will be offered to consumers beginning mid-1996.

The Company has selected the state-of-the-art hybrid fiber/coaxial cable architecture. The technology is cost effective to deploy and operate, and allows Pacific Bell to achieve significant operational savings. Furthermore, the architecture is flexible enough to meet customer needs today while network capacity can be expanded easily as demand grows.

There are still critical regulatory issues to resolve before the Company can deliver the full benefits of the "communications superhighway". The FCC must still resolve the issue of whether video dialtone providers will be regulated under cable television rules or common carrier rules. While a closed cable television system allows the owner sole discretion to determine programming, a video dialtone provider is a common carrier open to all. Management believes that telephone companies providing video dialtone should be regulated solely as common carriers.


CPUC Regulatory Framework Review
--------------------------------
In June 1995, the Company filed an emergency petition with the CPUC requesting an expeditious review of its current regulatory framework. In July 1995, the CPUC granted the Company's request and announced the first phase of the review which will address three issues.

1. Should the price cap formula be modified or eliminated?
2. Should the price cap formula be applied to non-competitive and partially competitive services or only to non-competitive services?
3. Should any modifications to the regulatory framework be ordered in stages?

Management believes that the productivity factor of the price cap formula is excessive. As the Company operates under an increasingly competitive environment, competition itself replaces the need for formula based adjustments to rates.


Depreciation Filing
-------------------
The CPUC evaluates and prescribes depreciation rates each year. In June 1995, the Company filed an application for changes to its depreciation rates to be effective January 1, 1996. The Company requested technical changes which would result in a $34 million decrease in annual depreciation expense.

Local Services Competition
--------------------------
In July 1995, the CPUC issued initial rules opening the local exchange market to competition. Facilities-based competitive local carriers ("CLCs") are authorized to begin providing local phone service beginning January 1, 1996. Those companies leasing lines for resale will be able to offer phone service by March 1, 1996. No CLC may begin operating until all certification requirements are satisfied and the CPUC grants a certificate of public convenience and necessity. The CPUC expects to resolve remaining issues and issue final rules for implementing full competition in all California telecommunications markets by January 1, 1997.

The CPUC will take additional comments and hold evidentiary hearings beginning later this year on specific unresolved issues related to local competition. These issues include the application of customer number rating areas used by the Company for billing the CLCs, the removal of resale restrictions, the economic effects of permitting resale competition, and the appropriate wholesale rates for local phone services.

Although management commends the CPUC decision expanding local telephone competition, it is concerned that under the initial rules competitors will be able to package and resell local phone service together with long-distance service, while the Company will still not be able to offer customers the same array of services. Management believes that the CPUC should accelerate its efforts to resolve universal service issues in a competitive environment. Management intends to file an Application for Rehearing of the decision on certain limited grounds, including the need for evidentiary hearings on resale and interconnection issues. (See "Universal Service" discussion below.)


Universal Service
-----------------

In July 1995, in connection with its local services competition decision, the CPUC affirmed its commitment to universal service, and proposed rules to assure the continuation of affordable, high quality service in the coming competitive local phone services market. Universal service issues are fundamental to the ongoing CPUC proceeding to allow local and long-distance companies to compete in providing basic local phone services, just as they already compete in providing local toll services.

The CPUC has stated that companies that want to compete in the local phone service market will have the opportunities as well as the obligations associated with universal service. Hearings will be held to seek public comment on the proposed universal service rules. The CPUC intends to implement a universal service funding mechanism for high-cost areas only after local competition, unbundling, and presubscription are in place. Management believes that universal service issues should be resolved before local competition is authorized. Local competition is currently scheduled to begin January 1, 1996.


Property Taxes
--------------

In 1992, a settlement agreement was reached between the State Board of Equalization, all California counties, the State Attorney General, and 28 utilities, including the Company, on a specific methodology for valuing utility property for property tax purposes. The CPUC opened an investigation to determine if any resulting property tax savings should be returned to customers. Intervenors have asserted that as much as $20 million of annual property tax savings should be treated as an exogenous cost reduction in the Company's annual price cap filings. These intervenors have also asserted that past property tax savings totaling as much as $60 million plus interest as of June 30, 1995 should be returned to customers. Management believes that under the CPUC's regulatory framework, any property tax savings should only be treated as a component of the calculation of shareable earnings. In an Interim Opinion issued in June 1995, the CPUC decided to defer a final decision on this matter pending resolution of the criteria for exogenous cost treatment under its regulatory framework. The criteria are being considered in a separate proceeding initiated for rehearing of the CPUC's postretirement benefits decision. (See "Revenues Subject to Refund" under Note B on page 12.)

DISPOSITION OF BELLCORE

In April 1995, Bellcore announced a decision by its owners to pursue the disposition of their interests in Bellcore. Bellcore is a leading provider of communications software and consulting services. It is owned by Pacific Bell and six other affiliates of the telephone regional holding companies formed at the divestiture of AT&T Corp. in 1984. A final decision regarding the disposition of interests and the structure of such a transaction has yet to be determined. Any transaction will be subject to necessary approvals.


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

Effective January 1, 1995, the CPUC authorized toll services competition. Toll service revenues represented approximately 14 percent of the Company's total operating revenues for the first six months of 1995. Since the official introduction of competition in January 1995, management estimates the Company has lost approximately six percent of the local toll services market to other providers by the end of second quarter. Based upon prior studies, the Company previously estimated that it retains less than 75 percent of its former share of the business toll market. Those studies have now been updated and broadened to include all segments of the expanding business toll market.
Management now estimates that, as a result of official competition and unofficial competitive losses in prior years, the Company currently serves less than 60 percent of that total market. Changes contemplated by the CPUC and the effects of pending legislation make it too early to predict when, or at what level, market share loss will stabilize. In May 1995, the CPUC issued a decision that requires the Company to permit Centrex customers who purchase certain optional routing features to route intra-service area calls to the toll carrier of their choice. In addition, the CPUC has issued initial rules to open the local exchange market to competition beginning January 1, 1996. (See "Local Services Competition" on page 24.) Local service revenues represented approximately 42 percent of the Company's total operating revenues for the first six months of 1995.

Because of the unique characteristics of the California market, the Company is vulnerable to competition. Pacific Bell's business and residence revenues and profitability are highly concentrated among a portion of its customer base and geographic areas. Competitors need only serve portions of our service area to compete for the majority of the Company's business and residence usage revenues. High-margin customers are clustered in high density areas such as Los Angeles and Orange County, the San Francisco Bay Area, San Diego and Sacramento.

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

For these reasons, management believes that implementation of local exchange competition prior to the Company being allowed to enter the long-distance market would provide already strong competitors an unfair advantage. Management also believes that a truly open competitive market would allow for the simultaneous entry of all telecommunications competitors into each others' markets on an equal footing. Although the Company is facing increasing competition for all of its services, management believes that a truly open competitive market, in which the Company can compete without restrictions, offers long-term opportunity to grow the business.

APPLICABILITY OF REGULATORY ACCOUNTING

The Company currently accounts for the economic effects of regulation under Statement of Financial Accounting Standards No. 71, ("SFAS 71") "Accounting for the Effects of Certain Types of Regulation." The CPUC recently issued initial rules opening the Company's local services market to competition beginning January 1, 1996, further increasing competition in the Company's markets. In connection with this action, the CPUC is scheduling hearings to determine what changes, if any, should be made to the Company's regulatory framework. Management is evaluating the effects of recent and pending regulatory actions to determine whether the application of SFAS 71 regulatory accounting continues to be appropriate. If it becomes no longer reasonable to assume the Company will recover its costs of providing regulated services through rates charged to customers, whether resulting from the effects of increased competition or specific regulatory actions, SFAS 71 will no longer apply. (See "Pending Regulatory Issues" and "Competitive Risk" beginning on page 21.)

Discontinuing the application of SFAS 71 would require the Company to eliminate its regulatory assets and liabilities and may require a reduction of the carrying amount of its telephone plant. (See "Accounting Under Regulation" in Note A on page 8.) Five telephone regional holding companies ("RHCs") have discontinued the application of SFAS 71 regulatory accounting and have adopted shorter depreciable lives and reduced their telephone plant balances. If the Company were to discontinue the application of SFAS 71 and compute the effect on its telephone plant in a manner similar to these five RHCs, the reduction in carrying amount of the Company's property, plant, and equipment would be between $3 and $5 billion. In addition, the Company would write off its regulatory assets and liabilities at the time of discontinuance. At June 30, 1995, the Company had net regulatory assets of $954 million.

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

    (a)  Exhibits.

         Exhibits identified as on file with the SEC are incorporated herein by reference as exhibits hereto.

Exhibit
Number                            Description
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

27      Article 5 FDS for 2nd Quarter 1995 Form 10-Q.


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





                                    Pacific Bell



                               By   /s/Peter A. Darbee
                                    ---------------------------------------
                                    Peter A. Darbee
                                    Vice President, Chief Financial Officer
                                      and Controller



August 11, 1995

                                 EXHIBIT INDEX



Exhibits identified as on file with the SEC are incorporated herein by reference as exhibits hereto. All other exhibits are provided as part of the electronic transmission.

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

    27   Article 5 FDS for 2nd Quarter 1995 Form 10-Q.