Form 10-Q
period 1995-09-30
PACIFIC BELL
filed 1995-11-14
CIK 75641

                                   FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549


          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended September 30, 1995

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

       At October 31, 1995, 224,504,982 common shares were outstanding.


THE REGISTRANT, A WHOLLY OWNED SUBSIDIARY OF PACIFIC TELESIS GROUP, MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION H(2).

                         PACIFIC BELL AND SUBSIDIARIES

                               TABLE OF CONTENTS






                                                                     Page
PART I.  FINANCIAL INFORMATION                                      Number
------------------------------                                      ------

Item 1.  Financial Statements

           Review Report of Independent Accountants ..............     1

           Condensed Consolidated Statements of Income ...........     2

           Condensed Consolidated Balance Sheets .................     3

           Condensed Consolidated Statements of Shareowner's
              Equity..............................................     4

           Condensed Consolidated Statements of Cash Flows .......     5

           Notes to Condensed Consolidated Financial Statements ..     7

Item 2.  Management's Discussion and Analysis of Results of
           Operations ............................................    12


PART II.  OTHER INFORMATION
---------------------------

Item 6.  Exhibits and Reports on Form 8-K ........................    29

SIGNATURE ........................................................    30

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements


                   REVIEW REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Shareowners of Pacific Bell:

We have reviewed the accompanying condensed consolidated balance sheet of Pacific Bell and Subsidiaries as of September 30, 1995, and the related condensed consolidated statements of income for the three- and nine-month periods ended September 30, 1995 and 1994, and the condensed consolidated statements of shareowner's equity and cash flows for the nine-month periods ended September 30, 1995 and 1994. These financial statements are the responsibility of the Company's management.

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

As discussed in Note B on page 8, the Company discontinued application of Statement of Financial Accounting Standards No. 71 effective third quarter 1995.

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

November 13, 1995

                         PACIFIC BELL AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)


                             For the 3 Months Ended   For the 9 Months Ended
                                   September 30,            September 30,
                             ----------------------   ----------------------
(Dollars in millions)               1995     1994         1995         1994
----------------------------------------------------------------------------
OPERATING REVENUES
Local service.................... $  944   $  858       $2,803       $2,525
Network access:
  Interstate.....................    413      387        1,257        1,171
  Intrastate.....................    179      191          522          532
Toll service.....................    306      491          910        1,485
Other service revenues...........    386      358        1,134        1,028
                                 -------   ------      -------       ------
TOTAL OPERATING REVENUES.........  2,228    2,285        6,626        6,741
                                 -------   ------      -------       ------
OPERATING EXPENSES
Cost of products and services        399      468        1,323        1,415
Customer operations and
  selling expenses...............    476      452        1,351        1,335
General, administrative, and
  other expenses.................    340      296          959          908
Property and miscellaneous taxes.     45       45          141          135
Depreciation and amortization....    461      444        1,381        1,312
                                 -------   ------      -------       ------
TOTAL OPERATING EXPENSES.........  1,721    1,705        5,155        5,105
                                 -------   ------      -------       ------
OPERATING INCOME.................    507      580        1,471        1,636
Interest expense.................    110      103          327          324
Miscellaneous income.............     17        2           45            1
                                 -------   ------      -------       ------
INCOME BEFORE INCOME TAXES
 AND EXTRAORDINARY ITEM              414      479        1,189        1,313
Income taxes.....................    156      187          442          489
                                 -------   ------      -------       ------
INCOME BEFORE
 EXTRAORDINARY ITEM..............    258      292          747          824
Extraordinary item, net of tax
  (Note B)....................... (3,360)       -       (3,360)           -
                                  -------  ------       -------      ------
NET INCOME (LOSS)................
                                 $(3,102)  $  292      $(2,613)      $  824
                                 ========  ======      ========      ======

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

                        PACIFIC BELL AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                              September 30,       December 31,
(Dollars in millions)                             1995                1994
---------------------------------------------------------------------------
ASSETS:                                       (Unaudited)

Cash and cash equivalents...................      $    66          $    62
Accounts receivable -(net of allowances for
  uncollectibles of $135 and $143 in 1995 and
  1994, respectively).......................        1,486            1,531
Prepaid expenses and other current assets...          891              950
                                                  -------          -------
Total current assets........................        2,443            2,543
                                                  -------          -------
Property, plant, and equipment - at cost....       26,389           26,107
  Less:  accumulated depreciation...........       15,563           10,243
                                                  -------          -------
Property, plant, and equipment - net........       10,826           15,864
                                                  -------          -------
Deferred charges and other noncurrent assets          123              963
                                                  -------          -------
TOTAL ASSETS................................      $13,392          $19,370
                                                  =======          =======
LIABILITIES AND SHAREOWNER'S EQUITY:

Accounts payable............................      $ 1,212          $ 1,580
Debt maturing within one year...............          375              255
Other current liabilities...................        1,374            1,366
                                                  -------          -------
Total current liabilities...................        2,961            3,201
                                                  -------          -------
Long-term obligations.......................        5,103            4,752
                                                  -------          -------
Deferred income taxes.......................            6            2,315
                                                  -------          -------
Other noncurrent liabilities and
  deferred credits..........................        2,414            2,878
                                                  -------          -------
Commitments and contingencies (Note C)......

Total shareowners' equity...................        2,908            6,224
                                                  -------          -------
TOTAL LIABILITIES AND SHAREOWNER'S EQUITY...      $13,392          $19,370
                                                  =======          =======

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

                         PACIFIC BELL AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF SHAREOWNER'S EQUITY
                                 (Unaudited)

                                                     For the 9 Months Ended
                                                           September 30,
                                                     ---------------------
(Dollars in millions)                                      1995         1994
---------------------------------------------------------------------------
COMMON STOCK
  Balance at beginning of period......................  $   225   $   225
                                                         ------    ------
  Balance at end of period............................      225       225
                                                         ------    ------
ADDITIONAL PAID-IN CAPITAL
  Balance at beginning of period......................    5,169     5,168
  Other Changes ......................................       58         1
                                                         ------    ------
  Balance at end of period............................    5,227     5,169
                                                         ------    ------
REINVESTED EARNINGS
  Balance at beginning of period......................      830       761
  Net income (loss)...................................   (2,613)      824
  Dividends declared..................................     (763)     (747)
  Other changes.......................................        2        (4)
                                                         ------    ------
  Balance at end of period............................   (2,544)      834
                                                         ------    ------

TOTAL SHAREOWNER'S EQUITY ............................   $2,908    $6,228
                                                         ======    ======


The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

                         PACIFIC BELL AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                     For the 9 Months Ended
                                                           September 30,
                                                     ----------------------
(Dollars in millions)                                      1995         1994
---------------------------------------------------------------------------
CASH FROM (USED FOR) OPERATING ACTIVITIES:
Net income (loss).....................................   $(2,613)  $  824
Adjustments to net income (loss):
Extraordinary item (Note B) ..........................     3,360        -
  Depreciation and amortization.......................     1,381    1,312
  Deferred income taxes...............................        53      (23)
  Unamortized investment tax credits .................       (37)     (49)
  Allowance for funds used during construction .......       (36)     (22)
  Changes in operating assets and liabilities:
    Accounts receivable...............................        49       (4)
    Prepaid expenses and other current assets.........       (22)      16
    Deferred charges and other noncurrent assets......       135      (16)
    Accounts payable and accrued liabilities..........      (115)     (18)
    Other current liabilities.........................        24       68
    Noncurrent liabilities and deferred credits.......      (343)      26
  Other adjustments, net..............................        44        6
                                                          ------   ------
Cash from operating activities........................     1,880    2,120

CASH FROM (USED FOR) INVESTING ACTIVITIES:
Additions to property, plant, and equipment...........    (1,285)  (1,041)
Other investing activities, net.......................        (1)     (11)
                                                          ------   ------
Cash used for investing activities....................    (1,286)  (1,052)
                                                          ------   ------
CASH FROM (USED FOR) FINANCING ACTIVITIES:
Equity infusion from parent ..........................        57        -
Dividends paid........................................      (763)    (747)
Increase (decrease) in short-term borrowings, net.....       120     (331)
Principal payments under capital lease obligations....        (4)      (3)
Other financing activities, net ......................         -        1
                                                          ------   ------
Cash used for financing activities....................      (590)  (1,080)
                                                          ------   ------

Increase (decrease) in cash and cash equivalents .....         4      (12)
Cash and cash equivalents at January 1................        62       57
                                                          ------   ------
Cash and cash equivalents at September 30.............    $   66   $   45
                                                          ======   ======

                           (Continued on next page)

                         PACIFIC BELL AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                     For the 9 Months Ended
                                                           September 30,
                                                     ----------------------
(Dollars in millions)                                      1995         1994
---------------------------------------------------------------------------
Cash payments for:
  Interest............................................    $ 317     $ 315
  Income taxes........................................    $ 396     $ 540
----------------------------------------------------------------------------

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

                         PACIFIC BELL AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

A. BASIS OF PRESENTATION

   The Condensed Consolidated Financial Statements include the accounts of Pacific Bell, and its wholly owned subsidiaries, Pacific Bell Directory ("Directory") Pacific Bell Information Services ("PBIS"), Pacific Bell Mobile Services ("PBMS"), and Pacific Bell Internet Services, hereinafter referred to as the "Company." All significant intercompany balances and transactions have been eliminated. The Condensed Consolidated Income Statement and Statement of Cash Flows for 1994 reflect certain reclassifications made to conform with the current presentation.

   The Condensed Consolidated Financial Statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") applicable to interim financial information. Certain information and footnote disclosures included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in these interim statements pursuant to such SEC rules and regulations. Management recommends that these interim financial statements be read in conjunction with the Company's 1994 annual report on Form 10-K that includes the audited 1994 financial statements. Effective third quarter 1995, the Company discontinued accounting under Statement of Financial Accounting Standards No. 71 ("SFAS 71"), "Accounting for the Effects of Certain Types of Regulation." (See Note B - "Discontinuance of Regulatory Accounting - SFAS 71" on page 8.)

   In management's opinion, the Condensed Consolidated Financial Statements include all adjustments (consisting of only normal recurring adjustments, except for the extraordinary charge of $3.4 billion associated with the discontinuance of SFAS 71 as stated in Note B on page 8) necessary to present fairly the financial position and results of operations for each interim period shown. The Condensed Consolidated Financial Statements have been reviewed by Coopers & Lybrand L.L.P., independent accountants. Their report is on page 1.

                         PACIFIC BELL AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


B. DISCONTINUANCE OF REGULATORY ACCOUNTING - SFAS 71

   Effective third quarter 1995, the Company discontinued its application of SFAS 71 in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 101, "Accounting for the Discontinuance of Application of FASB Statement No. 71." As a result, the Company recorded a non-cash, extraordinary charge of $3.4 billion, during third quarter which is net of a deferred income tax benefit of $2.4 billion. The charge includes a write-down of net telephone plant and the elimination of net regulatory assets as summarized in the following table.

   ($ millions)                                      Pre-tax    After-tax
   ----------------------------------------------------------------------
   Increase in telephone plant and equipment
     accumulated depreciation                         $4,819       $2,714
   Elimination of net regulatory assets                  962          646
                                                      ------       ------
   Total                                              $5,781       $3,360
=========================================================================

   The Company has historically accounted for the economic effects of regulation in accordance with the provisions of SFAS 71. Under SFAS 71, the Company has depreciated telephone plant using lives prescribed by regulators and, as a result of actions of regulators, has deferred recognizing certain costs or has recognized certain liabilities (referred to as "regulatory assets" and "regulatory liabilities").

   Effective third quarter 1995, management determined that, for external financial reporting purposes, it is no longer appropriate for the Company to use the special SFAS 71 accounting rules for entities subject to traditional regulation. Management's decision to change to the general accounting rules used by competitive enterprises was based upon an assessment of the emerging competitive environment in California. Prices for the Company's products and services are being driven increasingly by market forces instead of regulation.

   The $4.8 billion increase in accumulated depreciation for the Company's telephone plant reflects the adoption of new, shorter depreciation lives. The estimated useful lives historically prescribed by regulators did not keep up with the rapid pace of technology. The Company's previous and new asset lives are compared in the following table.

                         PACIFIC BELL AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


   ASSET LIVES (in years)                                 Old        New
   -------------------------------------------------------------------------
   Copper ........................................      19 - 26       14
   Digital Switches ..............................         16.5       10
   Digital Circuits ..............................   9.6 - 11.5        8
   Fiber .........................................      28 - 30       20
   Conduit .......................................           59       50
   =========================================================================

   The discontinuance of SFAS 71 for external financial reporting purposes also required the elimination of the Company's net regulatory assets, which totaled $962 million. Regulators sometimes include costs in allowable costs for ratemaking purposes in a period other than the period in which those costs would be charged to expense under general accounting rules. The accounting for these timing differences created regulatory assets and regulatory liabilities on the balance sheet. Details of the net regulatory assets which have been eliminated are displayed in the following table.

   ($ millions)
   -------------------------------------------------------------------------
   Regulatory assets (liabilities) due to:
   Deferred pension costs*............................. $  460
   Unamortized debt redemption costs**.................    337
   Deferred compensated absence costs*.................    206
   Unamortized purchases of property,
    plant, and equipment under $500....................     82
   Deferred income taxes***............................   (159)
   Other...............................................     36
                                                         ------
   Total...............................................  $ 962
   =========================================================================

   * Previously included primarily in "deferred charges and other noncurrent assets" in the Company's balance sheets.

   **   Previously included in "long-term obligations."

   *** Previously included in "other current liabilities" and "other noncurrent liabilities and deferred credits."

                         PACIFIC BELL AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

   The $460 million regulatory asset for deferred pension costs reflected an order by the California Public Utilities Commission ("CPUC") requiring the Company to use the "aggregate cost method" for regulatory accounting purposes for its intrastate operations. This regulatory asset represented differences between the Company's intrastate pension costs calculated using this actuarial method, subject to Internal Revenue Service and other limitations, and costs determined under the provisions of SFAS No. 87 , "Employers' Accounting for Pensions," and SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits."

   Previously, when debt was refinanced before maturity, the Company had amortized to expense any difference between net book value and redemption price evenly over the term of the replacing issue in accordance with the ratemaking treatment of such costs by regulators. The above unamortized debt redemption costs of $337 million represented costs deferred in accordance with the previous ratemaking treatment. The elimination of the $337 million unamortized debt redemption costs balance for external reporting purposes has resulted in a corresponding increase in the Company's reported amount of long-term obligations.

   In prior years, the CPUC and the Federal Communications Commission ("FCC") changed the required accounting for the costs of compensated absences, such as vacation days, from a cash basis to an accrual basis. A transition liability for earned but unused compensated absence days was being amortized to expense over periods prescribed by each regulator. However, the CPUC had required the Company to recognize certain compensated absence costs on a cash basis for ratemaking. The above regulatory asset of $206 million for compensated absences reflected those costs which were deferred in accordance with this ratemaking treatment.

   In 1989 and 1990, respectively, the FCC and the CPUC increased the threshold for directly expensing purchases of property, plant, and
   equipment from  $200 to  $500.   Purchases  of less  than  $500 which  were
   previously capitalized were being amortized to expense over periods prescribed by regulators.

   Specific provisions of SFAS No. 109, "Accounting for Income Taxes," requires regulated companies to record a regulatory asset or a regulatory liability when recognizing deferred income taxes if it is probable that these deferred taxes would be reflected in future rates. The net regulatory liability for deferred income taxes reflected this regulatory treatment.

                         PACIFIC BELL AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

   Due to its discontinued application of SFAS 71, the Company will no longer account for the economic effects of regulation for external financial reporting purposes. The Company's reported depreciation expense will be based on estimated economic asset lives. Pension costs for both intrastate and interstate operations will be determined under SFAS No. 87 and SFAS No.
   88. Capitalized interest cost will be reported as a cost of telephone plant and equipment and a reduction in interest expense, as required by SFAS No. 34, "Capitalization of Interest Cost." Prior to the discontinuance of SFAS 71, the Company recorded an allowance for funds used during construction, which included both interest and equity return components, as a cost of plant and as an item of miscellaneous income. The Company's accounting and reporting for regulatory purposes are not affected by the discontinued application of SFAS 71 for external financial reporting purposes.

C. COMMITMENTS AND CONTINGENCIES

   Broadband Network

   In December 1994, the Company contracted for the purchase of up to $2 billion of broadband network facilities which will incorporate emerging technologies. The Company is committed to purchase these facilities in 1998 if they meet certain quality and performance criteria.

   Revenues Subject to Refund

   In 1992, the CPUC issued a decision adopting, with modification, SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions," for regulatory accounting purposes. Annual price cap decisions by the CPUC granted the Company $100 million in each of the years 1995 and 1994 for partial recovery of higher costs under SFAS No. 106. However, the CPUC in October 1994 reopened the proceeding to determine the criteria for exogenous cost treatment and whether the Company should continue to recover these costs. The CPUC's order held that related revenues collected after October 12, 1994 are subject to refund.

   Beginning August 1, 1995, approximately $25 million annually of 1993-94 postretirement benefits costs are being recovered subject to potential refund in the interstate jurisdiction. The FCC is examining the appropriateness of this cost recovery in a new proceeding. Management believes postretirement benefits costs are appropriately recoverable in the Company's price cap filings, but is unable to predict the outcome of the CPUC's or FCC's proceedings.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
----------------------------------------------------------------------

RESULTS OF OPERATIONS

The following discussions and data compare the results of operations of Pacific Bell and subsidiaries (the "Company") for the nine-month period ended September 30, 1995 to the same period in 1994. Results for the first nine months of 1995 may not be indicative of results for the full year.

A summary of selected operating data is shown below:

                                 For the 9 Months Ended
                                      September 30,            Change
                                 ----------------------   -----------------
Selected Operating Data                 1995      1994    Amount    Percent
---------------------------------------------------------------------------
Return on shareowner's equity (%)      -57.5      17.6     -75.1         -
Operating ratio* (%)..............      77.8      75.7       2.1         -
Revenues per employee*
  ($ thousands) .................        137       130         7       5.4
Total employees .................     48,359    51,757    -3,398      -6.6
Employees per ten thousand
  access lines** ................       29.8      32.8      -3.0      -9.1
==========================================================================
*  Restated
** Excludes Pacific Bell Directory and Pacific Bell Mobile Services employees


Earnings
--------
                                 For the 9 months ended
                                      September 30,           Change
                                 ----------------------  -----------------
($ millions)                            1995      1994    Amount   Percent
--------------------------------------------------------------------------
Net income                           -$2,613      $824   -$3,437         -
--------------------------------------------------------------------------

The Company reported a loss for the nine months ended September 30, 1995 of $2,613 million. The reported loss reflects a non-cash, extraordinary charge to net income during third quarter of $3.4 billion, after taxes. The charge results from the discontinued application of special accounting rules for entities subject to traditional regulation and the Company's change to the general accounting rules used by competitive enterprises. As a result of this extraordinary charge, the Company expects to record a net loss for the year. (See "Extraordinary Item" on page 18.)

Earnings for the first nine months of 1995 decreased $3.4 billion in comparison to the same period last year reflecting this year's one-time, extraordinary third quarter charge. Revenue shortfalls also contributed to the decline in earnings. Demand growth as a result of the January 1995 intra-service area toll ("local toll") price reductions fell far short of the level anticipated by the California Public Utilities Commission ("CPUC"). As a result, the revenue neutrality intended by the CPUC's price rebalancing order was not achieved. Price cap revenue reductions ordered by the CPUC and the Federal Communications Commission ("FCC") further reduced earnings. Additional pressure on earnings resulted from incremental labor expense associated with the severe storms in early 1995. Last year's results included a one-time after-tax charge of about $29 million for a CPUC refund order. Management believes 1995 earnings without one-time charges could be about ten percent less than 1994 due primarily to the revenue rebalancing shortfall. (See "Revenue Rebalancing Shortfall Filing" on page 23.)

Volume Indicators
------------------
                                 For the 9 months ended
                                        September 30,         Change
                                 ----------------------   ------------------
Volume Indicators                      1995      1994     Amount     Percent
----------------------------------------------------------------------------
Customer switched access lines
  in service at
  September 30 (thousands)..........  15,358    14,955       403       2.7
Interexchange Carrier access
  minutes-of-use (millions) ........  43,210    39,155     4,055      10.4
  Interstate .......................  23,715    22,934       781       3.4
  Intrastate .......................  19,495    16,221     3,274      20.2
Toll messages (millions) ...........   3,596     3,326       270       8.1
============================================================================

The total number of access lines in service grew to 15,358 thousand, an increase of 2.7 percent for the twelve months ended September 30, 1995, unchanged from last year. The growth rate in business access lines was 4.4 percent this year, up from 3.9 percent last year. The growth in business access lines reflects increased employment levels in California. Business Centrex lines grew 12.1 percent during the same period as businesses continued to link multiple locations and improve disaster preparedness. The number of ISDN lines in service grew to 42,635, an increase of 127 percent for the twelve months ended September 30, 1995, as customers demanded faster data transmission and Internet access. The residential access line growth rate declined to 1.8 percent for the twelve months ended September 30, 1995, from
1.9 percent last year. Last year's figure included the results of a second line sales promotion. The lower residential growth rate compared to the business growth rate reflects weak residential construction in California.

Access minutes-of-use represent the volume of traffic carried by interexchange carriers over the Company's local network. Total access minutes-of-use for the nine months ended September 30, 1995 increased by 10.4 percent over the same period last year. The increase in access minutes-of-use was primarily attributable to economic growth and the effect of toll services competition. The official introduction of toll services competition in January 1995 had the effect of increasing intrastate access minutes-of-use. The Company provides access service to competitors who complete local toll calls over the Company's network.

Toll messages are comprised of Message Telecommunications Service, Optional Calling Plans, WATS and terminating 800 messages. For the nine months ended September 30, 1995, toll messages increased by 8.1 percent compared to an increase of 4.7 percent for the corresponding period in 1994. The increase was driven primarily by economic growth as well as lower prices. On January 1, 1995, the Company lowered the price of its local toll services by an average of 40 percent. The Company also began offering new discount calling plans. Residential customers receive an automatic 15 percent off toll charges above five dollars per month while businesses receive an automatic 20 percent off toll charges over $15 per month. High volume customers can receive even larger discounts. Price decreases have stimulated demand slightly but the increase falls far short of levels included in the CPUC's order. (See also "Competitive Risk" on page 26.)


Operating Revenues
------------------
                                 For the 9 Months Ended
                                      September 30,            Change
                                ------------------------  -----------------
($ millions)                            1995      1994    Dollar   Percent
---------------------------------------------------------------------------
Total operating revenues              $6,626    $6,741     -$115      -1.7
---------------------------------------------------------------------------

Revenues for the nine months ended September 30, 1995, were reduced from the same period last year primarily because demand growth as a result of lower prices was lower than assumed in the CPUC-ordered price rebalancing. Revenues were also reduced because of price cap revenue reductions ordered by the CPUC under incentive-based regulation and the effects of toll services competition.

Effective January 1, 1995, the CPUC allowed long-distance companies and others to officially compete with the Company in providing local toll services in California. That decision also rebalanced prices for most of the Company's regulated services so that the Company could remain competitive in the new environment. The CPUC intended this decision to be initially revenue neutral. Revenue reductions due to lower prices were intended to be offset by other price increases and by increased network usage generated by the lower prices. Although the Company observed some increased usage during the nine months ended September 30, 1995, calling volumes were far below levels forecasted by the CPUC and far below levels necessary to achieve revenue neutrality. (See "Revenue Rebalancing Shortfall Filing" on page 23.)

The decrease in total operating revenues from price rebalancing and price cap orders were partially offset by $232 million in revenues from increased customer demand. The increase in customer demand resulted both from general economic growth and the effect of price rebalancing.

The revenue decreases were also partially offset by a CPUC-ordered refund in the second quarter of 1994 related to past problems with the Company's payment processing system. Due to the 1994 refund, miscellaneous other service revenues for the nine-month period ending September 30, 1995, increased $27 million compared to last year. Factors affecting revenue changes are summarized in the following table.

                                        Price
                            Price Re-     Cap              Customer   Total
($ millions)                balancing   Orders     Misc.    Demand   Change
---------------------------------------------------------------------------
Local service..............    $289     -$ 93      $ 61      $ 21      $278
Network access
   Interstate..............      16       -18        31        57        86
   Intrastate..............    -171       -12        12       161       -10
Toll service...............    -454       -37       -22       -62      -575
Other service revenues.....      12        -1        40        55       106
                              -----     -----     -----     -----     -----
Total operating revenues...   -$308     -$161      $122      $232     -$115
===========================================================================

The increases in revenues due to customer demand in the above table reflect growth in key volume indicators. The increase in customer demand for local service revenues is the result of growth in access lines and custom calling services generated by the improved economy in California.

The increase in interstate network access revenues due to customer demand reflects increased interexchange carrier access minutes-of-use, as well as increased access lines. Demand-related increases in intrastate network access revenues also result from growth in access minutes-of-use. The official introduction of competition in the local toll market in January 1995 had the effect of increasing access usage revenues.

The decrease in customer demand-related toll service revenues primarily results from competition (see "Competitive Risk" on page 26). In addition, the Company has lost and continues to lose WATS and 800 service business to interexchange carriers who have the competitive advantage of being able to offer these services both within and between service areas. Partially offsetting these reductions were increased usage revenues resulting from general economic growth.

The demand-related increase in other service revenues reflects the continuing success of the Company's voice mail products and directory operations.

Operating Expenses
------------------
                                 For the 9 Months Ended
                                      September 30,             Change
                               ------------------------  -------------------
($ millions)                          1995        1994     Dollar   Percent
----------------------------------------------------------------------------
Total operating expenses            $5,155      $5,105       $50       .1
----------------------------------------------------------------------------

Total operating expenses for the nine months ended September 30, 1995, increased when compared with 1994 reflecting increased depreciation expense, costs resulting from severe storm damage in early 1995, and increased customer education and software expenses. These expenses were partially offset by the Company's continuing cost reduction efforts and reduced settlements expense as displayed in the table below.

                     Salaries  Employee   Settle-           Subsid-   Total
($ millions)          & Wages  Benefits    ments    Misc.    iaries  Change
---------------------------------------------------------------------------
Costs of products
 & services            -$ 4      -$20      -$58      -$14       $ 4    -$92
Customer operations
 & selling expense       -7       -13         -        29         7      16
General, admin.
 & other expense        -24        14         -       -12        73      51
Property
 & misc. taxes            -         -         -         6         -       6
Depreciation
 & amortization           -         -         -        66         3      69
                       ----      ----      ----      ----      ----    ----
Total operating
 expenses              -$35      -$19      -$58       $75       $87     $50
===========================================================================

Salaries and wages for the nine-month period ending September 30, 1995, decreased compared to the same period in 1994 primarily due to force reduction. Force reduction savings were partially offset by higher overtime expense for storm and flood repairs in the first half of 1995. Lower employee benefits expense was primarily due to the Company's ongoing health care cost-reduction efforts. Certain nonrecurring adjustments in the third quarter of 1994 partially offset these decreases.

Settlements  expense  decreased  primarily   due  to  the  CPUC-ordered  price
rebalancing which eliminated reimbursements to certain other local exchange carriers for calls terminating in their territories.

Miscellaneous customer operations and selling expense increased primarily due to customer education expenses in the third quarter of 1995.

Depreciation expense increased primarily due to higher depreciation rates ordered by the CPUC effective January 1, 1995, and higher telephone plant balances.

Pacific Bell's subsidiaries' general and administrative expense increased primarily due to increased software expense in the third quarter of 1995.

Interest Expense
----------------

                            For the 9 Months Ended
                                  September 30,             Change
                            ------------------------  ----------------------
($ millions)                1995         1994          Change      Percent
----------------------------------------------------------------------------
Interest expense            $327         $324             $3         1.0
----------------------------------------------------------------------------

Interest expense for the nine-month period in 1995 compared to 1994 increased slightly primarily due to interest adjustments on capital leases offset by last year's interest expense associated with a CPUC refund order.


Miscellaneous Income
--------------------
                            For the 9 Months Ended
                                  September 30,             Change
                            ------------------------  --------------------
($ millions)                1995         1994          Change      Percent
--------------------------------------------------------------------------
Miscellaneous income         $45           $1            $44           -
--------------------------------------------------------------------------

Miscellaneous income for the nine-month period in 1995 compared to 1994 increased primarily due to interest income of $18 million from a tax refund received in 1995 related to prior years. Also, the late payment charges penalty recorded in 1994 increased comparative miscellaneous income by $10 million. A change in the FCC calculation of "Allowance for Funds Used During Construction" also contributed to the increase. In addition, the increase reflected unrealized gains on trust assets under an executive compensation deferral plan which will fluctuate throughout the year and may be offset by unrealized losses depending on market conditions.

Income Taxes
------------
                            For the 9 Months Ended
                                  September 30,             Change
                            ------------------------  --------------------
($ millions)                1995         1994          Change      Percent
--------------------------------------------------------------------------
Income taxes                $442         $489           -$47        -9.6
----------------------------------------------------------------------------
Income tax expense decreased for the nine-month period in 1995 compared to 1994 primarily due to lower pre-tax income partially offset by last year's accelerated recognition of prior period investment tax credits due to shorter plant lives.

Extraordinary Item
-------------------

The Company historically has accounted for the economic effects of regulation in accordance with the provisions of Statement of Financial Accounting Standards No. 71 ("SFAS 71"), "Accounting for the Effects of Certain Types of Regulation." Under SFAS 71, the Company has depreciated telephone plant using lives prescribed by regulators and, as a result of other actions of regulators, has deferred recognizing certain costs or has recognized certain liabilities (referred to as "regulatory assets" and "regulatory liabilities").

Effective third quarter 1995, management determined that, for external financial reporting purposes, it is no longer appropriate for the Company to continue to use the special SFAS 71 accounting rules for entities subject to traditional regulation. Management's decision to change to the general accounting rules used by competitive enterprises was based upon an assessment of the emerging competitive environment in California. Prices for the Company's products and services are being driven increasingly by market forces instead of regulation.

The discontinued application of SFAS 71 required the Company, for external financial reporting purposes, to write down the carrying amount of its telephone plant and to eliminate its regulatory assets and liabilities. As a result, the Company recorded in third quarter 1995 a non-cash, extraordinary charge of $3.4 billion, which is net of a deferred income tax benefit of $2.4 billion. The telephone plant write-down portion of the charge reflects a pre-tax increase in the Company's accumulated depreciation of approximately $4.8 billion to recognize shorter estimated lives in a competitive market. The extraordinary charge also includes a pre-tax adjustment of $962 million to eliminate the Company's regulatory assets and liabilities. The discontinuance of SFAS 71 was made in accordance with Statement of Financial Accounting Standards No. 101, "Accounting for the Discontinuance of Application of FASB Statement No. 71." (See also Note B - "Discontinuation of Regulatory Accounting - SFAS 71" on page 8.)

In future years, the discontinuance of SFAS 71 by Pacific Bell is not expected to materially affect depreciation expense, net income or cash flow. This action will not affect the Company's planned network investments. The discontinuance of SFAS 71 is a change for external financial reporting purposes only and has no effect on the Company's customers.

Status of Restructuring Reserve
-------------------------------

As previously reported, the Company established a restructuring reserve at the end of 1993 to provide for the incremental cost of force reductions and other related costs to restructure its internal business processes through 1997. After new hires, net force loss for Pacific Bell (excluding subsidiaries) was approximately 1,700 for the first nine months of 1995. A total of $215 million was charged to the reserve in the first nine months of 1995 primarily for reengineering projects. As of September 30, 1995, a balance of $619 million remained in the restructuring reserve.

The Company continues to refine its reengineering and force reduction plans in order to maximize cost savings. Management expects fourth quarter 1995 charges to the reserve to exceed the $108 million charged in the third quarter. Actual charges to the reserve in 1995 are not expected to differ materially from the previous estimate of $386 million.

During the second quarter of 1995, the Company announced that it will further consolidate its network operations centers to two by first quarter 1996, rather than four centers as previously announced. This move is expected to result in investment savings of $20 million during 1995 without affecting customer service.

Capital Expenditures
--------------------

The Company invested about $1.2 billion during the first half of 1995 primarily to modernize and expand the network. The Company now expects to invest about $1.7 billion in 1995 excluding broadband costs.

BOND RATING

In May 1995, Duff and Phelps, Inc. lowered the rating of the Company's bonds from Double-A ("AA") to Double-A-Minus ("AA-"). At September 30, 1995, the Company had approximately $5 billion of long- and intermediate-term debt outstanding. The rating action reflected price cap revenue reductions, toll services competition, and proposed interim rules on local services competition. The rating action also reflected the expected financing requirements of the Company's broadband and PCS networks. In addition, Moody's Investors Services, Inc. has changed its outlook on the long-term debt of the Company to "negative" from "stable," citing concerns about risks associated with deployment of the broadband network and potential pressure on the financial profile and performance of the Company. Moody's also expressed concern about the timetable for introduction of competition for all telecommunications services in California and the risk that the rules governing the competitive environment will be unbalanced.

In August 1995, Standard & Poor's Corporation removed bond and commercial paper ratings of the Company from "CreditWatch," where they were placed in May 1995 following the release by the CPUC of its proposed interim rules on local services competition. Standard & Poor's Corporation stated that the long-term rating outlook for the Company is negative.

LABOR AGREEMENT

On August 8, 1995, the Company reached a tentative three-year agreement with the Communications Workers of America which represents about 33,000 employees. The agreement was ratified by the union membership in September 1995. The new agreement features a 10.5 percent wage increase over three years, a 14 percent pension increase, a $16 million training and retraining program, a new voluntary early retirement option, continued employment security and improved health benefits. Agreements were also reached with two other unions. Management estimates that the agreements will result in increased costs of approximately $550 million over three years. This estimate does not include savings which may result from future force reductions. In October 1995, the Company began offering the new voluntary early retirement option to certain non-management employees.

PENDING REGULATORY ISSUES

Telecommunications Legislation
------------------------------

In June 1995, the U.S. Senate approved a telecommunications bill which would ease certain restrictions imposed by the Communications Act of 1934, the 1982 Consent Decree and the 1984 Cable Act. Among the provisions, the bill would allow telephone companies and cable television companies to compete in each others' markets. In August 1995, similar legislation was passed by the House of Representatives. In October 1995, the bills went to conference to reconcile the differences. Management believes that the telecommunications reform legislation pending before Congress is a balanced plan that, after reconciliation and if enacted, would begin to offer consumers the benefits of real competition. The President of the U. S. has indicated that he may veto the legislation unless certain changes are made.

Calling Party Identification
----------------------------

In  May 1995,  the  FCC established  national  rules affecting  how  telephone companies, including the Company, may offer calling party identification services ("Caller ID"). Caller ID displays the telephone number of the calling party on a device that attaches to a customer's telephone unless it is blocked by the calling party. Caller ID is already available in most other
states   but  has  not  been  offered  in  California  due  to  CPUC  blocking requirements that make the service uneconomic to provide. The FCC ruling preempts certain of the CPUC's restrictions which made providing Caller ID uneconomic. In June 1995, the CPUC appealed the FCC's ruling to the U.S. Court of Appeals for the Ninth Circuit. The appeal is pending.

FCC Regulatory Framework Review
--------------------------------

In March 1995, the FCC adopted new interim price cap rules that govern the prices that the larger local exchange carriers ("LECs"), including the Company, charge interexchange carriers ("IECs") for access to local telephone networks.

The interim rules require LECs to adjust their maximum prices for changes in inflation, productivity and certain costs beyond the control of the LEC. Under the interim plan, LECs may choose from three productivity factors: 4.0, 4.7, or 5.3 percent. Election of the 5.3 percent productivity factor permits the LEC to retain all of its earnings whereas the other lower productivity factors require earnings to be shared with customers. In adopting the interim plan, the FCC required LECs to prospectively reduce their price caps by 0.7 percent for each year the LEC elected the lower 3.3 percent productivity factor during 1991-94. For the Company, this resulted in a 2.1 percent reduction. The Company has formally contested this reduction as well as other adjustments associated with the interim plan in the U.S. Court of Appeals for the District of Columbia (the "Court"). In August 1995, the Court agreed to expedite review of these adjustments.

The FCC plans to adopt permanent rules in 1996 following a rulemaking proceeding. Management continues to believe that the FCC should adopt pure price cap regulation and eliminate the productivity factor, sharing, and earnings caps.

The Company's 1995 annual access filing implementing the interim rules took effect August 1, 1995. As a result, the Company's revenues were reduced approximately $123 million through June 30, 1996. Of this amount, $69 million was reflected in the Company's 1994 financials. The Company chose the 5.3 percent productivity factor that enables it to retain all of its earnings after July 1, 1995. The higher productivity factor was chosen because management believes that it will be more than offset by elimination of the sharing mechanism.

Video Dialtone Applications Approval
------------------------------------

In July 1995, the FCC approved the Company's applications for authority to offer video dialtone services in specific locations in four of its service areas. The approval allows the Company to begin installing the video-specific components of its advanced communications network. Construction of the video-specific elements of the network will give customers access to such interactive services as movies and television shows on demand, interactive news, tele-education, home shopping, video games, community information listings, high-speed Internet access and broadcast programming. Construction of the telephone portion of the network began in May 1994.

In September 1995, management announced it would concentrate deployment of the advanced communications network in the San Francisco Bay Area, one of the Company's most competitive markets. Management had previously planned to build an advanced communications network simultaneously in Southern California. Pacific Telesis Group's acquisition of Cross Country Wireless, Inc., a company with rights to deliver wireless digital television to more than five million homes, allows the Company to introduce services more rapidly in Southern California without the immediate deployment of wireline video technology.

The Company's approved video dialtone applications, filed in late December 1993, cover approximately 1.3 million homes throughout California. With this approval, the Company is on track to be the first company in the United States to offer a single full service network supporting telephony, data, and video. Technology trials will be conducted during the second half of 1995 in the San Francisco Bay Area, with paying customers connected early next year. Interactive services will be offered to consumers beginning mid-1996.

The Company has selected the state-of-the-art hybrid fiber/coaxial cable architecture. The technology is cost effective to deploy and operate, and allows Pacific Bell to achieve significant operational savings. Furthermore, the architecture is flexible enough to meet customer needs today while network capacity can be expanded easily as demand grows.

There are still critical regulatory issues to resolve before the Company can deliver the full benefits of the "communications superhighway". The FCC must still resolve the issue of whether programming affiliates of the video dialtone providers will be regulated under cable television rules. While a cable television system allows the owner sole discretion to determine programming, a video dialtone platform is a common carrier platform open to any programmer. Management believes that telephone companies providing video dialtone should be regulated solely as common carriers even if they provide some programming on the video dialtone platform.

CPUC Annual Price Cap Filing
----------------------------

In  October 1995,  the Company  filed its  annual, mandated  price  cap advice letter filing for 1996 with the CPUC. However, this year's filing was complicated by the fact that the CPUC has not adopted a productivity factor for the Company for 1996 for use in the price cap formula. As a result, and solely at the CPUC's request, the Company included in its price cap filing, "for illustrative purposes only", the revenue decrease that would result using the productivity factor of five percent that had been adopted for use in 1994 and 1995. The resulting "illustrative" revenue decrease from our price cap filing would be $63 million, consisting of an illustrative revenue reduction of $116 million due to the "inflation minus productivity" portion of the price cap formula and a proposed revenue increase of $53 million due to other partially offsetting items. The CPUC is currently examining whether to modify or eliminate the "inflation minus productivity" portion of the price cap formula and has indicated that it could reach a decision by the end of 1995. (See "CPUC Regulatory Framework Review" below.)

Uniform Systems of Account ("USOA") Turnaround Adjustment
---------------------------------------------------------

In May 1995, the  Company filed an application with the CPUC  to eliminate the
USOA Turnaround Adjustment effective January 1, 1995. This Turnaround adjustment is a vestige of traditional rate-of-return regulation and has been in effect since 1988. Because of the adjustment, the Company's revenues have been reduced by approximately $23 million each year since 1988. These adjustments were intended to reflect annual revenue requirement reductions resulting from the CPUC's adoption of a capital-to-expense accounting change in 1988. The CPUC held evidentiary hearings in September 1995 addressing whether the USOA Turnaround Adjustment should be eliminated. The Company has strongly recommended that this adjustment be discontinued effective January 1, 1995, which would result in a one-time revenue increase to Pacific Bell of $23 million for 1995. The CPUC's Division of Ratepayer Advocates has proposed that the Company be ordered to permanently reduce its revenues by $106 million effective January 1, 1996. AT&T Corp. has proposed that the Company should be ordered to reduce its revenues permanently by an $112 million over the next ten years and reduce its revenues by an additional $43 million on January 1, 1996. Management is unable to predict the outcome of this matter.

Revenue Rebalancing Shortfall Filing
------------------------------------

In September 1995, the Company filed for $214 million of revenue increases. The request was to address the revenue shortfall as a result of the CPUC price rebalancing decision which was intended to be revenue neutral. Management cannot predict the outcome of this matter.

CPUC Regulatory Framework Review
--------------------------------
In June 1995, the Company filed an emergency petition with the CPUC requesting an expeditious review of its current regulatory framework. In July 1995, the CPUC granted the Company's request and announced the first phase of the review which is addressing three issues:

1. Should the inflation minus productivity portion of the price cap formula be modified or eliminated?
2. Should the price cap formula be applied to all of the services placed in the categories for non-competitive and partially competitive services or only to services placed in the category for non-competitive services?
3. Should any modifications to the regulatory framework be ordered in stages, contingent on reviewing milestones?

Management believes that the inflation minus productivity factor portion of the price cap formula should be eliminated. As the Company operates under an increasingly competitive environment, competition itself replaces the need for formula based adjustments to rates. The CPUC has indicated that it wishes to conclude the first phase of its review by the end of 1995. Management cannot predict the future effect of the CPUC's review on revenues.

Depreciation Filing
-------------------

The CPUC evaluates and prescribes depreciation rates each year. In June 1995, the Company requested technical changes which would result in a $34 million decrease in annual depreciation expense. This request was not related to management's decision to discontinue accounting under SFAS 71 for external financial reporting purposes. In November 1995, the CPUC granted the Company's request with new depreciation rates to become effective January 1, 1996.

Local Services Competition
--------------------------

In July 1995, the CPUC issued initial rules opening the local exchange market to competition. Facilities-based competitive local carriers ("CLCs") are authorized to begin providing local phone service beginning January 1, 1996. Those companies leasing lines for resale will be able to offer phone service by March 1, 1996. No CLC may begin operating until all certification requirements are satisfied and the CPUC grants a certificate of public convenience and necessity. As of October 1995, 67 companies had filed with the CPUC for authority to offer local phone service in the Company's service areas.

The CPUC expects to resolve remaining issues and issue final rules for implementing full competition in all California telecommunications markets by January 1, 1997. The CPUC has been taking testimony and is holding evidentiary hearings on specific unresolved issues related to local competition. These issues include LEC pricing flexibility, resale terms and conditions including prices, points of network interconnection, prices for interim number portability and whether the rules provide the LECs with an opportunity to earn a fair rate of return.

In October 1995 the Company filed proposed guidelines for selling network services and capabilities to CLCs. The proposal outlines plans for wholesale pricing, universal service funding, joint marketing and other concerns which management believes must be addressed before local competition can be introduced next year. The Company has also filed testimony showing that the effect of the CPUC's initial local competition rules, taken together with possible unfavorable decisions on other pending regulatory issues, would deprive the Company of the opportunity to earn a fair rate of return. The CPUC denied the Company's Application for Rehearing of the initial rules.

Although management supports the expansion of local telephone competition, it is concerned that under the CPUC's initial rules competitors will be able to package and resell local phone service together with long-distance service, while the Company will still not be able to offer customers the same array of services. This would be a significant competitive disadvantage to the Company since it is prohibited by the 1982 Consent Decree from providing long-distance service between service areas.

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

The CPUC has stated that companies that want to compete in the local phone services market will have the opportunities as well as the obligations associated with universal service. Hearings have been held to seek public comment on universal service in California. Management believes that universal service issues should be resolved before resale competition is authorized. Resale competition is currently scheduled to begin March 1, 1996.

Revenues Subject to Refund
--------------------------

In 1992, the CPUC issued a decision adopting, with modification, SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions," for regulatory accounting purposes. Annual price cap decisions by the CPUC granted the Company $100 million in each of the years 1995 and 1994 for partial recovery of higher costs under SFAS No. 106. However, the CPUC in October 1994 reopened the proceeding to determine the criteria for exogenous cost treatment and whether the Company should continue to recover these costs. The CPUC's order held that related revenues collected after October 12, 1994 are subject to refund.

Beginning August 1, 1995, approximately $25 million annually of 1993-94 postretirement benefits costs are being recovered subject to potential refund in the interstate jurisdiction. The FCC is examining the appropriateness of this cost recovery in a new proceeding. Management believes postretirement benefits costs are appropriately recoverable in the Company's price cap filings, but is unable to predict the outcome of the CPUC's or FCC's proceedings.

Property Taxes
--------------

In 1992, a settlement agreement was reached between the State Board of Equalization, all California counties, the State Attorney General, and 28 utilities, including the Company, on a specific methodology for valuing utility property for property tax purposes. The CPUC opened an investigation to determine if any resulting property tax savings should be returned to customers. Intervenors have asserted that as much as $20 million of annual property tax savings should be treated as an exogenous cost reduction in the Company's annual price cap filings. These intervenors have also asserted that past property tax savings totaling as much as $60 million plus interest should be returned to customers. Management believes that under the CPUC's regulatory framework, any property tax savings should only be treated as a component of the calculation of shareable earnings. In an Interim Opinion issued in June 1995, the CPUC decided to defer a final decision on this matter pending resolution of the criteria for exogenous cost treatment under its regulatory framework. The criteria are being considered in a separate proceeding initiated for rehearing of the CPUC's postretirement benefits other than pensions decision.

DISPOSITION OF BELLCORE

In April 1995, Bellcore announced a decision by its owners to pursue the disposition of their interests in Bellcore. Bellcore is a leading provider of communications software and consulting services. It is owned by Pacific Bell and six of the telephone regional holding companies formed at the divestiture of AT&T Corp. in 1984. A final decision regarding the disposition of interests and the structure of such a transaction has yet to be determined. Any transaction will be subject to necessary approvals.

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

Effective January 1, 1995, the CPUC authorized toll services competition. Toll service revenues represented approximately 14 percent of the Company's total operating revenues for the first nine months of 1995. In May 1995, the CPUC issued a decision that requires the Company to permit Centrex customers who purchase certain optional routing features to route intra-service area calls to the toll carrier of their choice. Since the official introduction of competition in January 1995, management estimates that the Company lost about five to six percent of the total local toll services market to other providers by the end of third quarter 1995. Management estimates that, as a result of official competition and unofficial competitive losses in prior years, the Company currently serves less than 60 percent of the business toll market. Changes contemplated by the CPUC and the effects of pending legislation make it too early to predict when, or at what level, market share loss will stabilize.

The CPUC has also ordered the Company to offer expanded interconnection to competitive access providers. These competitors are allowed to carry the intrastate portion of long-distance and local toll calls between the Company's central offices and long-distance carriers. As a result of the CPUC order, competitors may choose to locate their transmission facilities within or near the Company's central offices. Intrastate access revenues subject to increased competition represent about five percent of the Company's total revenues.

In addition, the CPUC has issued initial rules to open the local exchange market to competition beginning January 1, 1996. (See "Local Services Competition" on page 24.) Local service revenues represented approximately 42 percent of the Company's total operating revenues for the first nine months of 1995. Local exchange competition will also affect network access revenues as CLCs provide access services.

Because of the unique characteristics of the California market, the Company is vulnerable to competition. The Company's business and residence revenues and profitability are highly concentrated among a portion of its customer base and geographic areas. Competitors need only serve portions of our service area to compete for the majority of the Company's business and residence usage revenues. High-margin customers are clustered in high density areas such as Los Angeles and Orange County, the San Francisco Bay Area, San Diego and Sacramento.

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

27   Article 5 FDS for 3rd Quarter 1995 Form 10-Q.


The Company will furnish to a security holder upon request a copy of any exhibit at cost.

(b)  Reports on Form 8-K.

Form 8-K, Date of Report September 7, 1995, was filed with the SEC, under Item 5, announcing the discontinuance of SFAS 71.

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



November 13, 1995

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

27   Article 5 FDS for 3rd Quarter 1995 Form 10-Q.