Form 10-K
period 1995-12-31
PACIFIC BELL
filed 1996-03-25
CIK 75641

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K
                             --------------------

          (X)   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                             --------------------

                  For The Fiscal Year Ended December 31, 1995

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

     7.250%  Debenture due 02/01/08          New York Stock Exchange
                                             Pacific Stock Exchange

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

                               TABLE OF CONTENTS

Item      Description                                                   Page
----      -----------                                                   ----
                                    PART I

 1.       Business (Abbreviated pursuant to General Instruction J(2))...   1

 2.       Properties....................................................   9

 3.       Legal Proceedings.............................................   9

 4. Submission of Matters to a Vote of Security Holders (Omitted pursuant to General Instruction J(2))

                                    PART II

 5.       Market for Registrant's Common Equity and Related Stockholder
          Matters.......................................................   9

 6.       Selected Financial Data (Omitted pursuant to General
          Instruction J(2))

 7.       Management's Discussion and Analysis of Results of Operations.  10

 8.       Financial Statements and Supplementary Data...................  31

 9.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure......................................  59

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

                                    PART I

Item 1.  Business.

Except for historical information contained herein, this Annual Report on Form 10-K contains forward-looking statements that involve potential risks and uncertainties. Pacific Bell's (the "Company") actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed herein. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to revise or update these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

GENERAL

Pacific Bell was incorporated in 1906 under the laws of the State of California and has its principal executive offices at 140 New Montgomery Street, San Francisco, California 94105 (telephone number (415) 542-9000).

Through December 31, 1983, the Company was a subsidiary of AT&T Corp. ("AT&T"). Effective January 1, 1984, the Company became a subsidiary of Pacific Telesis Group (the "Corporation"), one of the seven regional holding companies ("RHCs") formed in connection with the 1984 divestiture by AT&T of its 22 wholly owned operating telephone companies ("Bell Operating Companies" or "BOCs") pursuant to a consent decree settling antitrust litigation ("Consent Decree") approved by the United States District Court for the District of Columbia (the "Court").

The Company and its wholly owned subsidiaries, Pacific Bell Directory, Pacific Bell Information Services, Pacific Bell Mobile Services, Pacific Bell Internet Services, Pacific Bell Network Integration, and others, provide a variety of communications and information services in California. These services include: (1) dialtone and usage services, including local service (both exchange and private line), message toll services within a service area, Wide Area Toll Service (WATS)/800 services within a service area, Centrex service (a central office-based switching service) and various special and custom calling services; (2) exchange access to interexchange carriers and information service providers for the origination and termination of switched and non-switched (private line) voice and data traffic; (3) billing services for interexchange carriers and information service providers; (4) various operator services; (5) installation and maintenance of customer premises wiring; (6) public communications services; (7) directory advertising;
(8) selected information services, such as voice mail; (9) Internet access; and (10) network integration services.

Pacific Bell Directory ("Directory") publishes the Pacific Bell SMART Yellow Pages(R). It is the oldest and largest publisher of Yellow Pages in California and is among the largest Yellow Pages publishers in the United States. As part of its ongoing small business advocacy efforts, Directory produces an award-winning publication in partnership with the U.S. Small
Business Administration. "Small Business Success," now in its ninth year, addresses topics of importance to entrepreneurs.

Pacific Bell Information Services ("PBIS") provides business and residential voice mail and other selected information services. Current products include The Message Center for home use, Pacific Bell Voice Mail for businesses and Pacific Bell Call Management, a service that handles incoming business calls and connects computer databases to answer routine customer questions.

Pacific Bell Mobile Services ("PBMS") was formed in 1994 to pursue opportunities in personal communications services ("PCS"), a new generation of wireless services geared to the business and consumer markets. In 1995, Pacific Telesis Mobile Services, a wholly owned subsidiary of the Corporation, obtained two licenses to offer PCS services in California and Nevada from the Federal Communications Commission ("FCC"). PBMS will design, construct, manage, and market services for the network. Management expects a widespread offering of PCS services by early 1997.

Pacific Bell Internet Services ("PBI") was formed in 1995 to provide Internet access services to a broad range of customers in California. PBI began providing Internet access to large businesses in the third quarter of 1995 and plans to provide residential service in 1996.

Pacific Bell Network Integration ("PBNI") was formed in 1995 to pursue opportunities in the network integration business. In 1995, PBNI began offering network design, installation and maintenance, and network management services for business data communication networks. PBNI will expand its service offerings in 1996.

PRINCIPAL SERVICES:

Significant components of the Company's operating revenues are depicted in the chart below:
                                              % of Total Operating Revenues
                                              -----------------------------
Revenues by Major Category                        1995         1994*
---------------------------------------------------------------------------
Local Service
     Recurring..............................       28%          22%
     Other Local............................       15%          15%

Network Access
     Carrier Access Charges.................       20%          18%
     End User & Other.......................        7%           7%

Toll Service
     Message Toll Service...................       12%          21%
     Other..................................        1%           1%

Other Service Revenues
     Directory Advertising..................       11%          11%
     Other..................................        6%           5%
                                                ------         -----
TOTAL.......................................      100%         100%
===========================================================================

*    Restated to conform to current year presentation.

The percentages of total operating revenues attributable to interstate and intrastate telephone operations are displayed below:

                                              % of Total Operating Revenues
                                              -----------------------------
                                                  1995         1994
---------------------------------------------------------------------------
Interstate telephone operations............        19%          18%
Intrastate telephone operations............        81%          82%
                                                 -----        -----
TOTAL......................................       100%         100%
===========================================================================

CONSENT DECREE

Under the terms of the Consent Decree, all territory served by the BOCs was divided into geographical areas called "Local Access and Transport Areas" ("LATAs," also referred to as "service areas"). The Consent Decree generally prohibited BOCs and their affiliates* from providing communications services that cross service area boundaries; however, the networks of the BOCs interconnect with carriers that provide such services (commonly referred to as "interexchange carriers").

The Consent Decree provided that the RHCs shall not engage in certain lines of business. The Consent Decree provided that the Court might waive the line of business restrictions (i.e., grant a "Waiver") upon a showing that there was no substantial possibility that the RHCs could use monopoly power to impede competition in the market they sought to enter. The Court placed certain conditions on the Waivers it granted.

Under the Consent Decree, the principal restrictions initially prohibited the provision of interexchange telecommunications, information services, and telecommunications equipment and the manufacturing of telecommunications and customer premises equipment ("CPE"). The telecommunications businesses originally permitted by the Consent Decree included the provision of exchange telecommunications** and exchange access services, CPE, and printed directory advertising. The information services prohibition was lifted in 1991. On December 3, 1987, the Court interpreted the manufacturing restriction to mean that the RHCs were prohibited from designing and developing telecommunications equipment and CPE as well as from fabricating them. In March 1995, the Court granted a Waiver that allowed the RHCs to provide telecommunications equipment to unaffiliated parties. In March 1995, the Court also granted a Waiver to allow the Corporation to own and operate certain facilities to receive video programming and to provide limited interexchange video services.

On February 8, 1996, President Clinton signed into law the Telecommunications Act of 1996 (the "Telecommunications Act"). The Telecommunications Act provides that any conduct or activity previously subject to the Consent Decree that occurs after February 8, 1996 will be subject to the Communications Act of 1934 (the "Communications Act"), not the Consent Decree. See discussion under "Telecommunications Act" below.






___________________________

* The terms of the Consent Decree, with certain exceptions, applied generally to all BOCs and their affiliates.

** "Exchange telecommunications" under the Consent Decree included toll services within a service area as well as local service.

STATE REGULATION

As a provider of telecommunications services in California, the Company is subject to regulation by the California Public Utilities Commission ("CPUC") with respect to intrastate prices and services, intrastate depreciation rates, the issuance of securities, and other matters.

The CPUC adopted a new regulatory framework ("NRF"), which is a form of "price cap" regulation, for the Company in October 1989. In June 1994, the CPUC reduced the Company's benchmark rate of return from 13.0 percent to
11.5 percent. Earnings between 11.5 percent and 15.0 percent will be shared equally between the Company and its customers. Earnings above 15.0 percent will be shared 70.0 percent and 30.0 percent between the Company and its customers, respectively.

Under "price cap" regulation, the CPUC requires the Company to submit an annual price cap filing to determine prices for categories of services for each new year. Price adjustments reflect the effects of any change in inflation less a productivity factor as well as adjustments for certain exogenous cost changes. In December 1995, the CPUC issued an order in Phase I of its second review of the NRF. The order suspended use of the "inflation minus productivity" component of the price cap formula for 1996 through 1998. This action freezes the price caps on most of the Company's regulated services for three years except for adjustments due to exogenous cost changes or price changes approved through the CPUC's application process.

Phase II of the CPUC's second review was scheduled to begin in January 1996. The review was to consider the continued applicability of earnings caps, sharing, and other items. In February 1996, an Assigned Commissioner's Ruling suggested that this phase be deferred until the next review scheduled for 1998. Comments on the ruling were filed in March 1996. The Company has asked that certain of these issues be reviewed in 1996.

See Item 7 below, Management's Discussion and Analysis of Results of Operations ("MD&A") under the headings "CPUC Revenue Rebalancing Shortfall," "CPUC Regulatory Framework Review," "Local Services Competition," and "Universal Service" on pages 15 through 17 for additional information on the regulation of the Company by the CPUC, which is incorporated herein by reference.

See MD&A under the headings "Uniform System of Accounts ("USOA") Turnaround Adjustment," "Revenues Subject to Refund," and "Property Tax Investigation" on pages 29 through 30, "Change in Accounting for Postretirement and Postemployment Costs" in Note A to the 1995 Consolidated Financial Statements on page 41 and "Revenues Subject to Refund" and "Property Tax Investigation" in Note K to the 1995 Consolidated Financial Statements on pages 54 through 55 for a discussion of other CPUC proceedings, including the application of the USOA Turnaround Adjustment, regulatory and ratemaking treatment for postretirement benefits in connection with the adoption of Statement of Financial Accounting Standards No. 106, and the regulatory and ratemaking treatment of certain property tax savings, which is incorporated herein by reference.

FEDERAL REGULATION

The Company is subject to the jurisdiction of the FCC with respect to interstate access charges and other matters. The FCC prescribes a Uniform System of Accounts and interstate depreciation rates for operating telephone companies. The FCC also prescribes "separations procedures," which are used to separate plant investment, expenses, taxes, and reserves between interstate services under the jurisdiction of the FCC and intrastate services under the jurisdiction of state regulatory authorities. The Company is also required to file tariffs with the FCC for the services it provides. In addition, the FCC establishes procedures for allocating costs and revenues between regulated and unregulated activities.

Beginning in 1991, the FCC adopted a price cap system of incentive-based regulation for local exchange carriers ("LECs"). The Company's access rates were retargeted to a new 11.25 percent rate-of-return on rate base assets. The FCC's price cap system provides a formula for adjusting rates annually for changes in inflation less a productivity factor and changes in certain costs that are triggered by administrative, legislative, or judicial action beyond the control of LECs.

In March 1995, the FCC adopted new interim price cap rules that govern the prices that the larger LECs, including the Company, charge interexchange carriers for access to local telephone networks. The interim rules require LECs to adjust their maximum prices for changes in inflation, productivity, and certain costs beyond the control of the LEC. Under the interim plan, LECs may choose from three productivity factors: 4.0, 4.7, or 5.3 percent. Election of the 5.3 percent productivity factor permits the LEC to retain all of its earnings, whereas election of the lower productivity factors requires earnings above certain thresholds to be shared with customers. The Company has chosen the 5.3 percent productivity factor, which enables it to retain all of its earnings after July 1, 1995.

See MD&A under the heading "FCC Regulatory Framework Review" on page 15 for additional information on the regulation of the Company by the FCC, which is incorporated herein by reference.

TELECOMMUNICATIONS ACT

The Telecommunications Act became effective on February 8, 1996. The Telecommunications Act is the broadest reform of the telecommunications industry since the Communications Act. The Telecommunications Act essentially opens all telecommunications markets and prohibits the states from continuing or establishing any barriers to entry. Once the new law is fully implemented, consumers will have many new options for their local telephone, long-distance, and cable television services. The Telecommunications Act will affect the Company as described below.

The Company may provide out-of-region interLATA service and certain incidental interLATA services immediately. Before it can provide interLATA service that originates in California, the Company must open its local markets to competition, unbundle its network to other competitors, and comply with the terms and conditions of a "competitive checklist" specified in the Telecommunications Act. The Company must request authority to offer in-region interLATA services from the FCC. This service must initially be offered through a separate affiliate. The separate affiliate requirement expires three years after approval, unless extended by the FCC.

The Company may only engage in electronic publishing through a separate affiliate, teaming arrangement, or joint venture. Joint marketing of electronic publishing services by the electronic publishing affiliate and the Company is prohibited, with the exception of nonexclusive inbound telemarketing. The restrictions on electronic publishing expire in early 2000.

The Telecommunications Act allows for the continued provision by the Company of intraLATA information services, other than electronic publishing, and intraLATA Internet access. The Telecommunications Act also allows for the provision by the Company of interLATA information storage and retrieval services provided by a separate affiliate to and from the Company's databases. Full interLATA information services and interLATA Internet access may be provided through a separate affiliate once the Company obtains authority to provide interLATA services originating in its state. Some Internet services are also electronic publishing services and are subject to the electronic publishing restrictions.

The Company may provide a variety of video programming services directly to subscribers in its service area under regulations that will vary according to the type of services that are provided. The Company may provide video services over wireless cable, as a common carrier, as a cable system operator, as "interactive on-demand services," or as an "open video system." Interactive on-demand services would allow unscheduled, point-to-point video programming over the Company's switched network on an on-demand basis. An "open video system" would allow the Company to select programming for a certain number of channels if demand exceeds capacity. An "open video system" approved by the FCC would be subject to reduced regulatory burdens.

The Telecommunications Act allows the Company to collaborate with manufacturers of telecommunications and customer premises equipment during the design and development phases. The Company may also engage in research and enter into royalty agreements in connection with the manufacturing of telecommunications and customer premises equipment. The Company may manufacture telecommunications and customer premises equipment, subject to certain restrictions, once it has obtained authority to provide interLATA services originating in its state.

COMPETITION

Regulatory, legislative, and judicial actions, as well as advances in technology, have expanded the types of available communications products and services and the number of companies offering such services. Various forms of competition, including price and service competition, are growing steadily and are already having an effect on the Company's earnings. An increasing amount of this competition is from large companies with substantial capital, technological, and marketing resources. Currently, competitors primarily consist of interexchange carriers, competitive access providers, and wireless companies. The Company also faces competition from cable television companies and others. The Company will face significant competition in its provision of telephone and new services. However, management believes that the Company has a reputation for high quality services.

Telephone Services Competition

See MD&A under the headings "Local Services Competition" on pages 16 through 17 and "Competitive Risk" on pages 18 through 19 for information on current developments in telephone services competition that the Company faces, which is incorporated herein by reference.

Directory Advertising

Other producers of printed directories offer products that compete with certain Pacific Bell Directory SMART Yellow Pages products. Competition is not limited to other printed directories, but includes newspapers, radio, television, and, increasingly, direct mail and directories offered over the Internet. In addition, new advertising and information products may compete directly or indirectly with the SMART Yellow Pages. With the introduction of local exchange competition, Pacific Bell Directory will have to acquire listings from other providers for its products, and competing directory publishers may ally themselves with other telecommunications providers.

Internet Access

The Company faces competition in the provision of Internet access from established Internet access providers, cable television, long-distance, and other telephone companies.

Network Integration

The Company will face competition in the provision of network integration services primarily from value added distributors with professional services and network management capability, including large telecommunication services providers.

PCS

The Company will face competition in the provision of PCS services from the holders of the other licenses in such areas. In addition, the Company must compete with established providers of cellular service.

Item 2. Properties.

The  properties of  the  Company  do not  lend  themselves to  description  by character and location of principal units. At December 31, 1995, the percentage distribution of total telephone plant by major category for the Company was as follows:

Telecommunications Property, Plant, and Equipment                       1995
----------------------------------------------------------------------------
Land and buildings (occupied principally by central offices).........    10%

Cable and conduit....................................................    41%

Central office equipment.............................................    35%

Other................................................................    14%
                                                                        ----
Total................................................................   100%
============================================================================

At December 31, 1995 the Company's central office equipment was utilized to approximately 93 percent of capacity.

Substantially all of the installations of central office equipment and administrative offices are in buildings and on land owned by the Company. Many garages, business offices, and telephone service centers are in rented quarters.

As of December 31, 1995, about 25 percent of the network access lines of the Company were in Los Angeles and vicinity and about 25 percent were in San Francisco and vicinity. The Company provided approximately 77 percent of the total access lines in California on December 31, 1995. The Company does not furnish local service in certain sizable areas of California which are served by non-affiliated telephone companies.

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

Additional information about the Company's common shares and dividends paid monthly thereon is in the Consolidated Financial Statements under "Item 8. Financial Statements and Supplementary Data," which is incorporated herein by reference.

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

OVERVIEW

Pacific Bell (the "Company," which when used herein includes its subsidiaries, Pacific Bell Directory, Pacific Bell Information Services, Pacific Bell Mobile Services, Pacific Bell Internet Services, Pacific Bell Network Integration, and others) provides local exchange services, network access, local toll services, directory advertising, Internet access, and selected information services in California. The Company is a wholly owned subsidiary of Pacific Telesis Group (the "Corporation").

The Company's vision is to enrich people's lives through communications and access to information, education, and entertainment services. Its mission is to build customer loyalty and be the customer's first choice for telecommunications and information services; to foster a culture that ensures employee commitment; and to build value for its shareowners. To be successful, the Company must continue to balance the needs of its three major stakeholders: customers, employees, and the Corporation's shareowners.

KEY STRATEGIES

With increasing competition for existing services and the introduction of local services competition in California effective January 1, 1996, the Company faces an increasingly competitive marketplace. In response to the competitive challenge, management has developed three key strategies intended to provide a consistent, integrated focus for management's decisions and actions. These overarching strategies are to strengthen the core telecommunications business, develop new markets, and promote public policy reform.

Strengthen Core Business
------------------------

A strong core business provides the essential foundation to pursue future-oriented opportunities. To strengthen the core telecommunications business, management will continue to improve customer service and reduce costs, upgrade network and systems capability, and retain and expand existing markets through product and channel innovation.

Improve Customer Service and Reduce Costs

To ensure a high degree of customer satisfaction, the Company interviews more than 18,000 customers each month to monitor performance. The majority of the interviews are event driven and designed to measure customer satisfaction with recent transactions. Also, a portion of employee pay is based on meeting customer satisfaction targets. The cumulative percentage of the Company's business and residence market customers responding "good" or "excellent" in 1995 interviews is displayed below.

                                   Service       Service     Account
                              Provisioning   Maintenance   Servicing
----------------------------------------------------------------------------
Business Market (%)                   90.8          84.7        89.6
Residence Market (%)                  92.0          81.7        90.4
----------------------------------------------------------------------------

The Company continues its commitment to total quality management practices as a proven way to improve processes and increase customer satisfaction. In this area Pacific Bell has been recognized as a quality leader. In December 1995, Governor Wilson of California awarded Pacific Bell the Golden State Quality Award. The award, modeled after the Malcolm Baldrige National Quality Award, is designed to recognize California companies that continually strive for the achievement of organizational excellence. The award recognizes companies whose employees, at all levels, understand their company's vision and mission, and can relate their own roles to the business strategy. In addition, several of the Company's special access ordering, provisioning, and maintenance centers were registered under ISO 9000, an international quality standard.

To prosper in a competitive environment, the Company must continue to provide outstanding customer service while lowering costs. To improve operational efficiencies and reduce cost, the Company is implementing core process reengineering ("CPR"). CPR is a method for achieving significant increases in performance by fundamentally rethinking basic business processes and systems. CPR projects have resulted in better, faster customer service, and reduced costs. For example, a major focus of 1995 was the creation of customer service centers to improve the response to service activation and repair calls. With many functions consolidated in the centers, significant time savings and service improvements have been achieved by reducing hand-offs between functional work groups. Similarly, the Company has reduced the number of network operations centers from 25 to two. Each center acts as a fully functional backup center for the other. Both new centers were operational by early 1996. The new consolidated centers require approximately 250 fewer employees to operate than the old centers.

Another effort is the Company's plan to reduce real estate occupancy costs by as much as 25 percent over five years by encouraging employees to pursue alternative working arrangements such as telecommuting, virtual offices, and shared offices. Expense savings will result from consolidating operations, terminating leases, and eventually selling surplus properties. In 1995, the Company reduced its annual real estate occupancy costs by over $9 million.

To provide faster customer service, the Company has implemented a new process called "quick dialtone." Quick dialtone allows the customer to access certain repair, 911, and business office numbers, even after service is disconnected. It requires less processing to initiate telephone service and allows the Company to activate service within about two hours. Eighty percent of California residences were equipped for quick dialtone in 1995. Quick dialtone makes it easy for customers to choose Pacific Bell.

As a result of reengineering processes and other efforts, the Company reduced its workforce 6.0 percent during 1995.

Upgrade Network and Systems Capabilities

In order to offer the products and services customers want, now and in the future, the Company continues to invest heavily in improvements to the core telecommunications network. The Company spent a total of $1.9 billion on the telecommunications network during 1995. The focus of these investments has been in the advanced digital technologies discussed below. These technologies enable the Company to provide new products and services, increase network quality and reliability, increase transmission speed, and reduce costs.

                                                             December 31
                                                         -----------------
Technology Deployment                                     1995        1994
---------------------------------------------------------------------------
Access lines served by digital switches................   73%          65%
Access lines with SS-7 capability......................   98%          95%
Access lines with ISDN accessibility...................   85%          79%
Miles of installed optical fiber (thousands)...........   467          413
===========================================================================

Signaling System 7 ("SS-7") permits faster call setup and custom calling services. Integrated Services Digital Network ("ISDN") allows simultaneous transmission of voice, data, and video over a single telephone line. Digital switches and optical fiber, a technology using thin filaments of glass or other transparent materials to transmit coded light pulses, increase the capacity and reliability of transmitted data while reducing maintenance costs. In addition, the Company is deploying Synchronous Optical Network ("SONET") interfaces within the fiber infrastructure. SONET is an international standard for high-speed fiber optics transmission.

The Company is working with AT&T Corp. to develop and field test an Advanced Communications Network ("ACN") in California. In addition to providing advanced telecommunications services, the new network will offer customers alternatives to existing cable television providers. The ACN technology that management has selected is a hybrid fiber/coaxial cable architecture. This technology should be cost effective to deploy and operate, and allow the Company to achieve significant operational savings. In 1995, management decided to concentrate development and deployment of the ACN in San Diego and the San Francisco Bay Area, two of the Company's most competitive markets. Construction will be slower than originally planned.

Management is continuing to reevaluate its capital program for 1996 but currently anticipates capital spending in 1996 to be slightly higher than 1995 levels. The capital program includes the cost of upgrading and maintaining the core telecommunications network and systems capabilities, meeting customer demand for new access lines, and building the Personal Communications Services ("PCS") network, but excludes most of the costs of the ACN. The Company's capital expenditures related to a contract with AT&T Corp. for construction of the ACN are expected to be deferred until 1998. The Company is committed to purchase these facilities in 1998 if they meet certain quality and performance criteria. Management now expects the purchase amount to be less than $1 billion in 1998, which is lower than the previous forecast. The Company will lease certain operational portions of the facilities prior to 1998 during the construction period.

Retain and Expand Existing Markets

Stimulating usage of the Company's existing network is the most cost effective way to increase revenues. The Company is increasing its use of alternative sales channels and targeted advertising to stimulate usage. Focus areas include high-growth data markets, voice mail, additional residential lines, and custom calling services.

The market for high-speed data transmission is growing rapidly. The Company's ISDN sales more than doubled in 1995. The Company also offers several other high-speed data transmission products tailored to a customer's specific needs. Frame Relay technology allows a customer to transmit 126 pages of data per second and enables the customer to move data quickly between widely dispersed local area networks. Switched Multimegabit Data Service ("SMDS") allows users to buy whatever bandwidth they need, and to upgrade it later if desired. Asynchronous Transfer Mode ("ATM") is a high bandwidth technology that allows a customer to transmit 50,000 pages of data per second, or to transmit broadcast-quality video.

The success of the Company's voice mail products continued in 1995. Customers value such features as the ability of the service to answer the phone even when they are on the line. They also like remote message retrieval features and the reliability of the network. Voice mailbox equivalents in service increased 27 percent in 1995 to about 1.4 million.

Changes  in  technology and  telecommuting  are fueling  increased  demand for additional telephone lines in the home. The Company began a promotion in December 1995 designed to increase the number of second residential access lines. The Company provides approximately 1.7 million residential access lines that are in addition to the customer's primary line. Customers want extra lines for data transmission, Internet access, fax machines, and convenience. Similarly, demand for Custom Calling Services, such as call waiting, grew more than eight percent in 1995 as customers asked for greater convenience and more control over their telephone communications.

In May 1995, the Federal Communications Commission ("FCC") established national rules affecting how carriers, including the Company, may offer calling party identification services ("Caller ID"). Caller ID displays the telephone number of the calling party on a device that attaches to, or is part of, a customer's telephone. The FCC ruling preempts certain of the California Public Utilities Commission's ("CPUC") restrictions that made providing Caller ID in California uneconomic. In June 1995, the CPUC appealed the FCC's ruling to the U.S. Court of Appeals for the Ninth Circuit, which subsequently upheld the FCC's ruling in January 1996. The ruling is subject to further appeal.

The FCC rules require that a customer notification plan be approved by state regulators before Caller ID services can be offered. In December 1995, the CPUC ordered the Company to revise its customer notification plan and allowed partial recovery of the plan's cost. The Company intends to offer Caller ID services beginning in June 1996 at the same time it begins passing the calling party's number on interstate calls in compliance with the FCC rules. To protect customer privacy, the Company will automatically provide the capability for per call blocking, which is accomplished by the customer dialing *67 before dialing the telephone number. The Company will also provide per line blocking at the customer's request.

Develop New Markets
-------------------

As competition becomes more fierce in its core telecommunications business, the Company will rely increasingly on developing new markets to create new revenue sources. Toward that end, the Company is actively pursuing opportunities in video services, PCS, and Internet access.

In July 1995, the FCC approved the Company's applications for authority to offer video dialtone services in specific locations in California. The approval allows the Company to begin installing the video-specific components of its ACN. Subject to regulatory approvals, the Company plans to begin offering video services in San Diego and the San Francisco Bay Area in 1996. The Telecommunications Act of 1996 terminates the FCC's video dialtone rules and regulations but allows the continued construction and operation of previously approved video dialtone systems. (See "Telecommunications Legislation" on page 15.) The FCC has until July 1996 to issue regulations for an open video system. Management continues to analyze the impact of the new legislation on its ACN plans.

In 1995, the Corporation obtained licenses from the FCC to offer PCS to over 30 million potential customers in California and Nevada. PCS is a digital wireless service offering mobility for both voice and data communications. Pacific Bell Mobile Services has begun to deploy its network to provide PCS throughout California and Nevada. The network will incorporate the Global System for Mobile Communications ("GSM") standard which is widely used in Europe. Management is working with the industry to resolve issues relating to hearing aid interference and compatibility common to all digital systems. Management expects a widespread offering of PCS service by early 1997. Although management anticipates significant competition, particularly from established cellular companies, it believes that digital technology and Pacific Bell's reputation for superior service will be competitive advantages.

In 1995, the Company formed a subsidiary and announced an aggressive campaign to provide Internet access services to a broad range of customers in California. One-third of all Internet traffic originates or terminates in California. One-quarter of the commercial domains on the Internet are California based. The Company began providing Internet access to large businesses in the third quarter of 1995 and will provide residential service in 1996.

Management expects the Company to incur substantial start-up costs in the development of these new markets, but continues to see these new markets as attractive investment opportunities.

Promote Public Policy Reform
----------------------------

Telecommunications policy reform has been, and will continue to be, the subject of much debate in Congress, the California Legislature, the courts, the FCC, and the CPUC. Management supports public policy reform that promotes fair competition and ensures that the responsibility for universal service is shared by all who seek to provide telecommunications services. Competition will bring great benefits to customers by giving them the opportunity to choose among service providers for their telecommunications needs.

Telecommunications Legislation

In February 1996, the President signed into law a comprehensive telecommunications bill that eases certain restrictions imposed by the Communications Act of 1934 and the 1984 Cable Act, and which replaces the 1982 Consent Decree for events subsequent to the date of enactment. Among the provisions, the new law allows telephone companies and cable television companies to compete in each others' markets, and permits the former Bell Operating Companies to apply to the FCC for authority to offer long-distance service, subject to certain conditions. Long-distance services must be offered through a separate affiliate. Once the new law is fully implemented, consumers will have many new options for their local telephone, long-distance, and cable television services.

FCC Regulatory Framework Review

In March 1995, the FCC adopted new interim price cap rules that govern the prices that the larger local exchange carriers ("LECs"), including the Company, charge interexchange carriers ("IECs") for access to local telephone networks. The interim rules require LECs to adjust their maximum prices for changes in inflation, productivity, and certain costs beyond the control of the LEC. Under the interim plan, LECs may choose from three productivity factors: 4.0, 4.7, or 5.3 percent. Election of the 5.3 percent productivity factor permits the LEC to retain all of its earnings, whereas election of the lower productivity factors require earnings above certain thresholds to be shared with customers. The Company has chosen the 5.3 percent productivity factor, which enables it to retain all of its earnings after July 1, 1995.

In adopting the interim plan, the FCC required LECs to prospectively reduce their earnings by 0.7 percent for each year the LEC elected the lower
3.3 percent productivity factor during 1991-94. For the Company this resulted in a 2.1 percent reduction. The Company has formally contested this reduction as well as other adjustments associated with the interim plan in the U.S. Court of Appeals for the District of Columbia ("the Court"). In August 1995, the Court agreed to expedite review of these adjustments.

The FCC plans to adopt permanent rules in 1996 to replace the interim price cap plan following a rulemaking proceeding. Management continues to believe that the FCC should adopt pure price cap regulation and eliminate the productivity factor, sharing, and earnings caps.

CPUC Revenue Rebalancing Shortfall

In September 1995, the Company filed with the CPUC for $214 million of revenue increases. The request was to compensate the Company for the revenue shortfall that resulted from the CPUC's price rebalancing plan that accompanied the official introduction of toll services competition on January 1, 1995. Revenue reductions due to lower prices were intended to be offset by other price increases and by increased network usage generated by the lower prices. Demand growth as a result of local toll price reductions fell far short of the level anticipated by the CPUC. As a result, the revenue neutrality intended by the CPUC was not achieved. Management cannot predict the outcome of this matter.

CPUC Regulatory Framework Review

In December 1995, the CPUC issued an order in Phase I of its review of the regulatory framework in California. The order suspended use of the "inflation minus productivity" component of the price cap formula for 1996 through 1998. This action freezes the price caps on most of the Company's regulated services for three years except for adjustments due to exogenous cost changes or price changes approved through the CPUC's application process. Phase II of the CPUC's second review was scheduled to begin in January 1996. The review was to consider the continued applicability of earnings caps, sharing and other items. In February 1996, an Assigned Commissioner's Ruling suggested that this phase be deferred until the next review scheduled for 1998. Comments on the ruling were filed on March 8, 1996. The Company has asked that certain of these issues be reviewed in 1996. Management continues to believe that the CPUC should adopt pure price cap regulation and permanently eliminate sharing, earnings caps, and all other vestiges of rate-of-return regulation.

Local Services Competition

In December 1995, the CPUC issued rules concerning local exchange market competition. The CPUC authorized 30 other facilities-based competitive local carriers ("CLCs") to begin providing local phone service in California beginning January 1, 1996. The new rules provide for interconnection of the CLCs' networks to the Company's networks. All CLCs must provide access to emergency services. For the first time, the Company and GTE California are able to compete in each other's territory.

The CPUC has also announced that competitors who lease lines from LECs for resale will be able to offer local telephone service beginning in March 1996. In March 1996 the CPUC adopted a decision specifying terms and conditions for resale competition. Pending the completion of cost studies, the decision sets interim wholesale prices for certain services about 17 percent below retail prices. Wholesale basic residential service will be initially priced 10 percent below retail prices, both of which are below the Company's costs since basic residential service is subsidized. Management believes that a truly competitive market cannot be sustained with below-cost pricing.

In November 1995, the Company and MFS Communications Company, Inc. reached agreement on terms and conditions for the interconnection of their respective networks and for the use of the Company's local lines. In January 1996, the Company reached an interconnection agreement under the CPUC's December 20, 1995 preferred framework with Teleport Communications Group. The Company is also negotiating interconnection agreements with other carriers.

The CPUC expects to resolve remaining issues and issue final rules for implementing competition in all California telecommunications markets by January 1, 1997. Issues to be finalized include LEC pricing flexibility, LEC provisioning and pricing of essential network functions to competitors, presubscription, the price of interim number portability, universal service, and final resale prices, terms, and conditions.

Management supports the expansion of local telephone competition and believes that all markets should be open to all competitors under the same rules at the same time. Management is concerned that the final local competition rules may not provide the Company with an opportunity to earn a fair rate-of-return. The Company has filed testimony showing that the effect of the CPUC's proposed final local competition rules, taken together with possible unfavorable decisions on other pending regulatory issues, would deprive the Company of the opportunity to earn a fair rate-of-return. The filing shows that the proposed final local competition rules alone could substantially reduce the rate-of-return on the Company's regulated California operations in 1996, depending on the outcome of the unresolved issues discussed above.

Universal Service

In a December 1995 report to the California Legislature, the CPUC outlined its proposal to continue universal telephone service as competition begins in the local telephone market. The CPUC proposed to define basic service as including the ability to place and receive calls; access to long-distance carriers and directory assistance; free access to emergency and customer services; and other services. The CPUC also proposed establishing a High Cost Voucher Fund to subsidize companies serving high-cost areas. All carriers providing local phone service must offer adaptive telephone equipment for the deaf and disabled and reduced "lifeline" rates for qualified low-income customers.

If the California Legislature authorizes it to proceed, the CPUC intends to finalize the definition of basic service, establish a revenue source for the High Cost Voucher Fund, and identify high-cost areas eligible for subsidy in June 1996. Management believes that universal service issues should be resolved before resale competition is authorized; however, resale competition is scheduled to begin in March 1996, and the final decision establishing universal service funding is scheduled for August 1996.

On the federal level, the Telecommunications Act of 1996 requires the establishment of a Federal State Joint Board to make recommendations on the definition, preservation, and advancement of universal service no later than November 1996. The FCC must implement these recommendations no later than May 1997. The Telecommunications Act of 1996 permits periodic redefinition of universal service. It also states that all service providers should contribute to the preservation and advancement of universal service on an equitable and nondiscriminatory basis. The Telecommunications Act of 1996 also states that there should be specific, predictable, and sufficient federal and state mechanisms to preserve and advance universal service. The states may establish their own universal service policies and regulations provided that they do not conflict with the federal regulations implemented by the FCC.

COMPETITIVE RISK

Regulatory,  legislative  and  judicial  actions,   as  well  as  advances  in
technology, have expanded the types of available communications products and services and the number of companies offering such services. Various forms of competition are growing steadily and are already having an effect on the Company's earnings. An increasing amount of this competition is from large companies with substantial capital, technological, and marketing resources. Currently, competitors primarily consist of interexchange carriers, competitive access providers, and wireless companies. The Company also faces competition from cable television companies and others.

Effective January 1, 1995, the CPUC authorized toll services competition. In May 1995, the CPUC required the Company to permit Centrex customers who purchase certain optional routing features to route local toll calls to the carrier of their choice. Management estimates that the Company lost about an additional five to six percent of the total local toll services market to competitors in 1995. Management further estimates that, as a result of official competition and unofficial competitive losses in prior years, the Company currently serves less than 60 percent of the business toll market. The CPUC also ordered the Company to offer expanded interconnection to competitive access providers. These competitors are allowed to carry the intrastate portion of long-distance and local toll calls between the Company's central offices and long-distance carriers. As a result of the CPUC order, competitors may choose to locate their transmission facilities within or near the Company's central offices.

Effective January 1, 1996, the CPUC authorized local exchange competition. The CPUC approved 30 companies, including large and well-capitalized long-distance carriers, competitive access providers, and cable television companies to begin providing local phone service in California. These companies are prepared to compete in major local exchange markets and many have already deployed switches or other facilities. In addition, cable television companies currently have wires which pass more than 90 percent of the Company's residential customers and have already announced plans for major build-outs to compete in the local exchange market. All of the Company's customers have already chosen a long-distance company, and these companies have established widespread customer awareness through extensive advertising campaigns over several years.

Local exchange competition may affect toll and access revenues, as well as local service revenues, since customers may select a competitor for all their telecommunications services. Local exchange competition may also affect other service revenues as Pacific Bell Directory will have to acquire listings from other providers for its products, and competing directory publishers may ally themselves with other telecommunications providers. Management estimates the CPUC's proposed final local competition rules alone could substantially reduce the rate-of-return on the Company's regulated California operations in 1996, depending on the outcome of certain unresolved issues in the local competition rules proceeding.

The unique characteristics of the California market makes the Company vulnerable to competition. The Company's business and residence revenues and profitability are highly concentrated among a small portion of its customer base and geographic areas. Competitors need only serve selected portions of the Company's service area to compete for the majority of its business and residence usage revenues. High-margin customers are clustered in high-density areas such as Los Angeles and Orange County, the San Francisco Bay Area, San Diego, and Sacramento. Competitors are expected to target the high-usage, high-profit customers.

Management believes that all markets should be open to all competitors under the same rules at the same time, and that a truly open competitive market, in which the Company can compete without restrictions, offers long-term opportunity to build the business.

RESULTS OF OPERATIONS

The following discussions and data summarize the results of operations of the Company for 1995 compared to 1994.

                                                       %
Operating Statistics                     1995      Change       1994
----------------------------------------------------------------------------
Capital expenditures ($ millions)..     1,915         17.1     1,635
Total employees at December 31.....    47,202         -6.0    50,207
Employees per
  ten thousand access lines*.......      28.8         -8.9      31.6
============================================================================

*    Excludes  Pacific  Bell  Directory   and  Pacific  Bell  Mobile  Services
     employees.

The Company reported a loss of $2,391 million for 1995. The reported loss is due primarily to a non-cash, extraordinary charge to net income during third quarter 1995 of $3.4 billion, after taxes. The charge resulted from the Company's discontinued application of special accounting rules for entities subject to traditional regulation and its change to the general accounting rules used by competitive enterprises.

Revenue shortfalls also contributed to the decline in earnings. Demand growth as a result of the January 1995 local toll price reductions fell far short of the level anticipated by the CPUC. As a result, the revenue neutrality intended by the CPUC's price rebalancing order was not achieved. Price cap revenue reductions ordered by the CPUC and the FCC further reduced earnings. Additional pressure on earnings resulted from incremental labor expense associated with the severe storms in 1995. Pressure on earnings was mitigated by the Company's continuing cost containment initiatives.

Management expects that earnings may increase slightly in 1996 compared to 1995 earnings excluding the extraordinary item. Any increase, however, will be significantly dependent on pending regulatory decisions regarding the terms and conditions for local competition, and the amount of market share loss as competition continues to grow. Management anticipates earnings dilution from the development of new markets and increased local competition, but believes that the California economy will continue to improve and that cost controls will continue to succeed. (See "Develop New Markets" on page 14 and "Local Services Competition" on page 16.) In the long-term, stimulated usage of the core telephone network, development of new markets, and the continued expansion of the California economy should provide opportunity for stronger earnings.

Volume Indicators
-----------------
                                                    %
                                       1995       Change        1994
---------------------------------------------------------------------------
Switched access lines at Dec. 31
 (thousands).......................   15,495        3.0       *15,043
   Residence.......................    9,691        2.0        *9,499
   Business........................    5,595        4.8        *5,337
   Other...........................      209        1.0          *207

ISDN access lines at Dec. 31
  (thousands, included in above)          52      136.4            22

Interexchange carrier access
  minutes-of-use (millions)........   58,020       10.8        52,383
   Interstate......................   31,712        3.7        30,581
   Intrastate......................   26,308       20.7        21,802

Toll messages (millions)...........    4,802        8.1         4,442
Toll minutes-of-use (millions).....   14,488        4.1        13,918

Voice mailbox equivalents at Dec. 31
  (thousands)......................    1,438       27.0         1,132

Custom calling services at Dec. 31
  (thousands)......................    7,169        8.3        6,620
===========================================================================
*    Restated.

The total number of access lines in service at December 31, 1995, grew to 15,495 thousand, an increase of 3.0 percent for the year, up from 2.9 percent in 1994. The growth rate in business access lines was 4.8 percent in 1995, up from 4.2 percent in 1994. The growth in business access lines reflects increased employment levels in California. The number of ISDN lines in service grew to 52 thousand, an increase of 136.4 percent for the year, as customers increased telecommuting and demanded faster data transmission and Internet access. The residential access line growth rate declined to
2.0 percent for 1995, from 2.2 percent in 1994. The lower residential growth rate compared to the business growth rate reflects weak residential construction in California.

Access minutes-of-use represent the volume of traffic carried by interexchange carriers over the local network. Total access minutes-of-use for 1995 increased by 10.8 percent over 1994. The increase in access minutes-of-use was primarily attributable to economic growth and the effect of toll services competition. The official introduction of toll services competition in January 1995 had the effect of increasing intrastate access minutes-of-use. This phenomenon occurs because the Company provides access service to competitors who complete local toll calls over the Company's network.

Toll messages and minutes-of-use are comprised of Message Telecommunications Service and Optional Calling Plans ("local toll") as well as WATS and terminating 800 services. In 1995, toll minutes-of-use increased by
4.1 percent compared to an increase of 1.4 percent for 1994. The increase was driven primarily by economic growth as well as lower prices. On January 1, 1995, the Company lowered the price of its local toll services by an average of 40 percent. The Company also began offering new discount calling plans. Residential customers receive an automatic 15 percent off toll charges above five dollars per month while businesses receive an automatic 20 percent off toll charges over $15 per month. High-volume customers can receive even larger discounts. Price decreases stimulated demand slightly but the increase fell far short of levels predicted in the CPUC's order.

For a discussion of voice mail products and custom calling services, see page 13 under "Retain and Expand Existing Markets."

A growing California economy should allow current volume growth trends to continue into 1996. However, this may be completely or partially offset by competitive losses due to the CPUC's authorization of local competition beginning January 1, 1996.

Operating Revenues
------------------

($ millions)                          1995          Change       1994
----------------------------------------------------------------------------
Total operating revenues......      $8,862           -$205     $9,067
                                                     -2.3%
----------------------------------------------------------------------------

Revenues were reduced from 1994 primarily because demand growth as a result of lower prices was less than assumed in the CPUC-ordered price rebalancing. Revenues were also reduced because of price cap revenue reductions ordered by the CPUC and FCC under incentive-based regulation as well as the effects of toll services competition.

Effective January 1, 1995, the CPUC allowed long-distance companies and others to officially compete with the Company in providing local toll services in California. That decision also rebalanced prices for most of the Company's regulated services so that the Company could remain competitive in the new environment. The CPUC intended this decision to be initially revenue neutral. Revenue reductions due to lower prices were intended to be offset by other price increases and by increased network usage generated by the lower prices. Although the Company observed some increased usage during 1995, calling volumes were far below levels forecasted by the CPUC and far below levels necessary to achieve revenue neutrality.

The decreases in total operating revenues from price rebalancing and price cap orders were partially offset by a net increase in customer demand of $318 million. Comparative revenues were also increased by a CPUC-ordered refund of $27 million in the second quarter of 1994 related to the Company's payment processing system.

Primary factors affecting revenue changes are summarized below:

                                                                     Total
                                            Price                   Change
                                    Price     Cap         Customer    from
($ millions)                  Rebalancing  Orders    Misc.  Demand    1994
----------------------------------------------------------------------------
Local service................        $379   -$125     $ 79   $ 24     $357
Network access:
 Interstate..................          20     -46       75     72      121
 Intrastate..................        -213     -17        3    203      -24
Toll service.................        -616     -48      -53    -57     -774
Other service revenues.......          15      -1       25     76      115
                                    -----   -----    -----  -----    -----
Total operating revenues.....       -$415   -$237     $129   $318    -$205
============================================================================

Local service revenues include basic monthly service fees and usage charges. Fees and charges for custom calling services, coin phones, installation, and service connections are also included in this category. The $24 million increase in customer demand for local service is the result of the 3.0 percent growth in access lines and the 8.3 percent growth in custom calling services, such as call waiting, generated by the improved economy in California.

Network access revenues reflect charges to interexchange carriers and to business and residential customers for access to the Company's local network. The $72 million increase in interstate network access revenues due to customer demand reflects increased interexchange carrier access minutes-of-use, as well as increased access lines. The $203 million demand-related increase in intrastate network access revenues also resulted from growth in access minutes-of-use. The official introduction of competition in the local toll market in January 1995 had the effect of increasing access usage revenues.

Toll service revenues include charges for local toll as well as WATS and 800 services within service area boundaries. The decreases in customer demand-related toll service revenues primarily result from competition. The Company has lost and continues to lose WATS and 800 service business to interexchange carriers who have the competitive advantage of being able to offer these services both within and between service areas. Management estimates that the Company lost an additional five to six percent of the local toll services market to competitors in 1995. Partially offsetting these reductions were increased usage revenues resulting from general economic growth and lower prices.

Other service revenues are generated from a variety of services including directory advertising, information services, and billing and collection services. Other service revenues for 1995 include an increase in information service revenues of $35 million, chiefly due to the success of the Company's business and residential voice mail products. Voice mailbox equivalents increased 27 percent in 1995.

Looking ahead, in addition to the effects of local services competition on the Company's revenues in 1996, the FCC's annual access charge order that took effect August 1, 1995, required the Company to reduce revenues about $123 million annually.

Operating Expenses
------------------

($ millions)                         1995        Change         1994
----------------------------------------------------------------------------
Total operating expenses......     $6,939           $0        $6,939
                                                     -
----------------------------------------------------------------------------

Total operating expenses for 1995 in comparison to 1994 were flat, which reflects the Company's continuing cost reduction efforts and reduced settlements expense, despite increased depreciation and software expenses and the costs resulting from severe storm damage in early 1995. Primary factors affecting expense changes are summarized below.

                            Pacific Bell Expenses
                          (excluding subsidiaries)                    Total
                     -----------------------------------             Change
                      Salaries  Employee  Settle-            Subsid-   from
($ millions)           & Wages  Benefits   ments   Misc.     iaries    1994
----------------------------------------------------------------------------
Cost of products and
  services.............   -$21       -$38    -$79    $ 50       $ -    -$88
Customer operations and
  selling expenses.....    -23        -17       -      -2        22     -20
General, administrative,
  and other expenses...    -41          4       -       -        71      34
Property & other taxes.      -          -       -       1         -       1
Depreciation and
  amortization........       -          -       -      69         4      73
                        ------     ------  ------  ------    ------  ------
Total operating
  expenses.............   -$85       -$51    -$79    $118       $97     $ 0
============================================================================

At Pacific Bell, excluding subsidiaries, salary and wage expense decreased $85 million in 1995, primarily as a result of a net workforce reduction of 3,114 employees. The effect of the declining workforce was partially offset in 1995 by increased overtime for storm and flood repairs and by a $29 million increase related to higher compensation rates. Management expects salary and wage expense to decline further in 1996 due to continued force reduction programs (see "Status of Restructuring Reserve" on page 27).

At Pacific Bell, excluding subsidiaries, employee benefits expense decreased $51 million primarily due to the Company's ongoing health care cost-reduction efforts and continued force reduction programs. Management expects employee benefits expense to decline further in 1996 due to the continued force reduction programs and changes in actuarial assumptions.

Decreases in salaries and wages and employee benefits expense forecast for 1996 will be partially offset by increases associated with new labor agreements. The new agreements were effective August 1995 and feature a 10.5 percent wage increase, a 14 percent pension increase, and other increased benefits over three years. Management estimates that the agreements will result in increased costs of approximately $550 million over three years. This estimate does not include savings that may result from the continued force reduction programs.

Pacific Bell's settlements expense for 1995 decreased primarily due to the CPUC-ordered price rebalancing, which eliminated reimbursements to certain other local exchange carriers for calls terminating in their territories.

Pacific Bell's miscellaneous cost of products and services increased primarily due to increased software purchases in 1995.

Depreciation expense increased $73 million in 1995 primarily due to higher depreciation rates ordered by the CPUC effective January 1, 1995, and higher telecommunications plant balances. Depreciation expense is expected to increase in 1996 due to the continuing upgrade of the core telecommunications network. (See "Upgrade Network and Systems Capabilities" on page 12.)

Pacific Bell subsidiaries' general and administrative expense increased in 1995 primarily due to non-recurring software expenses.

Interest Expense
----------------

($ millions)                            1995        Change      1994
----------------------------------------------------------------------------
Interest expense .................      $410          -$29      $439
                                                     -6.6%
----------------------------------------------------------------------------

Interest expense decreased in 1995 primarily due to interest expense associated with a CPUC refund order in 1994. The decrease was partially offset by interest expense associated with increased short-term borrowings. Interest expense in 1996 is expected to decrease due to the reclassification of interest during construction from an item of miscellaneous income to a reduction in interest expense associated with the discontinuance of Statement of Financial Accounting Standards No. ("SFAS") 71, "Accounting for the Effects of Certain Types of Regulation." (See Note B - "Discontinuance of Regulatory Accounting - SFAS 71" on page 41.)

Miscellaneous Income
--------------------

($ millions)                        1995          Change         1994
----------------------------------------------------------------------------
Miscellaneous income..........       $25             $22           $3
                                                       -
----------------------------------------------------------------------------

Miscellaneous income increased in 1995 primarily due to interest income of approximately $24 million from tax refunds received in 1995 related to prior years and unrealized gains on trust assets under an executive compensation deferral plan. These increases were partially offset by bond redemption costs associated with the redemption of debentures. Miscellaneous income is expected to decrease in 1996 due to the reclassification of interest during construction from an item of miscellaneous income to a reduction in interest expense associated with the discontinuance of SFAS 71.

Income Taxes
------------

($ millions)                          1995        Change        1994
----------------------------------------------------------------------------
Income taxes......................... $569          -$52        $621
                                                   -8.4%
Effective tax rate (%)............... 37.0                      36.7
----------------------------------------------------------------------------

The decrease in income tax expense for 1995 was primarily due to lower pre-tax income.

Extraordinary Item
------------------

The Company historically has accounted for the economic effects of regulation in accordance with the provisions of SFAS 71. Under SFAS 71, the Company depreciated telephone plant using lives prescribed by regulators and, as a result of other actions of regulators, deferred recognizing certain costs or recognized certain liabilities (referred to as "regulatory assets" and "regulatory liabilities").

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

The discontinued application of SFAS 71 required the Company, for external financial reporting purposes, to write down the carrying amount of its telephone plant and to eliminate its regulatory assets and liabilities. As a result, the Company recorded in 1995 a non-cash, extraordinary charge of $3.4 billion, which is net of a deferred income tax benefit of $2.4 billion. The telephone plant write-down portion of the charge reflects a pre-tax increase in accumulated depreciation of approximately $4.8 billion to recognize shorter estimated lives in a competitive market. The extraordinary charge also includes a pre-tax adjustment of $962 million to eliminate regulatory assets and liabilities. The discontinuance of SFAS 71 was made in accordance with SFAS 101, "Accounting for the Discontinuance of Application of FASB Statement No. 71." (See also Note B - "Discontinuance of Regulatory Accounting - SFAS 71" on page 41.)

In future years, the discontinuance of SFAS 71 is not expected to materially affect depreciation expense, net income, or cash flow. This action will not affect the Company's planned network investments. The discontinuance of SFAS 71 is a change for external financial reporting only and has no effect on customers.

Cumulative Effect of Prior Year Accounting Change
-------------------------------------------------

Effective January 1, 1993, the Company adopted SFAS 112, "Employers' Accounting for Postemployment Benefits." SFAS 112 require a change from cash to accrual accounting by recording a cumulative catch-up-charge at implementation. A one-time, non-cash charge was recorded against earnings of $148 million, which is net of a deferred income tax benefit of $103 million. The annual periodic expense does not differ materially from expense under the prior method.

Status of Restructuring Reserve
-------------------------------

In 1991, a $201 million reserve was established for the cost of management force reduction programs through 1994. A balance of $77 million remained at the end of 1993. An additional $1,020 million reserve was established in December 1993 to record the incremental cost of force reductions associated with restructuring the Company's business processes through 1997. This restructuring was expected to allow the Company to eliminate more than 14,000 employee positions from 1994 through 1997. After considering new positions expected to be created, a net reduction of approximately 10,000 positions was anticipated. The Company also expects to relocate approximately 10,000 employees as it consolidates business offices, network facilities, installation and collection centers, and other operations.

Pacific Bell's gross force reductions under the restructuring plan, excluding subsidiaries, totaled 4,187 employees in 1995. Total gross force reductions for the first two years of the plan, 1994 and 1995, totaled 10,039. Net force reductions were 3,114 for 1995 and 7,242 for the two-year period 1994 and 1995. Management now believes both total gross and net force reductions through 1997 are likely to exceed its original forecasts.

Annual cash savings are expected to reach approximately $1 billion when the restructuring is completed. In 1995, expense savings due to the restructuring totaled approximately $500 million primarily from savings in labor costs due to cumulative force reductions since restructuring began.

Charges to the restructuring reserve in 1995 totaled $600 million including $219 million for the cost through 1997 of enhanced retirement benefits negotiated in the 1995 union contracts. These costs will be paid from pension fund assets and do not require current outlays of the Company's funds. Because the cost of enhanced retirement benefits was recognized in full in 1995, charges to the restructuring reserve in 1996 and 1997 are expected to be approximately $100 million less in each of the respective years than the original forecast.

The table below sets forth the status and activity in the reserve.

($ millions)                                    1995      1994    1993
------------------------------------------------------------------------
Reserve for force reductions and restructuring:

    Balance - beginning of year..............  $ 819    $1,097  $  101
    Additions................................      -         -   1,020
    Charges: cash outlays ...................   -381      -216     -24
             noncash ........................   -219       -62       -
                                              ------------------------
    Balance - end of year....................  $ 219    $  819  $1,097
========================================================================

BOND RATINGS

In May 1995, Duff and Phelps, Inc. lowered the rating of the Company's bonds from Double-A ("AA") to Double-A-Minus ("AA-"). The rating action reflected price cap revenue reductions, toll services competition, and proposed interim rules on local services competition. The rating action also reflected the expected financing requirements of the Company's ACN and PCS networks.

In August 1995, Standard and Poor's Corporation removed bond and commercial paper ratings of the Company from "CreditWatch," where they were placed in May 1995 following the release by the CPUC of its proposed interim rules on local services competition. Standard & Poor's Corporation stated that the long-term rating outlook for the Company is negative.

In March 1996, Moody's Investors Services, Inc. ("Moody's") placed the long-term debt rating of the Company under review for possible downgrade. Moody's expressed concerns about external financing requirements associated with the Company's ACN and wireless initiatives.

The following are commercial paper and bond ratings for the Company.

---------------------------------------------------------------------------
                        Moody's Investors     Standard &        Duff and
Commercial Paper:         Services, Inc.      Poor's Corp      Phelps, Inc.
-------------------     -----------------     -----------      ------------
Pacific Bell               Prime-1               A-1+             Duff 1+

Long and Intermediate-
Term Debt:
----------------------
Pacific Bell                 Aa3                 AA-                AA-
---------------------------------------------------------------------------

The above ratings reflect the views of the rating agencies and are subject  to
change.    The  ratings   should  be  evaluated  independently  and   are  not
recommendations to buy, sell, or hold the securities of the Company.

ADOPTION OF NEW ACCOUNTING STANDARDS
------------------------------------

Under SFAS 123, "Accounting for Stock-Based Compensation," companies are required to provide new disclosures about stock options based on their fair value at the date of the grant. This new rule is required in financial statements for fiscal years beginning after December 15, 1995. SFAS 123 provides for an option to disclose pro-forma effects of stock compensation on net income and earnings per share or charge stock compensation to earnings. The Company intends to adopt the disclosure-only alternative in its December 31, 1996 consolidated financial statements.

PENDING REGULATORY ISSUES

Uniform System of Accounts ("USOA") Turnaround Adjustment
---------------------------------------------------------

In May 1995, the Company filed an application with the CPUC to eliminate the USOA Turnaround Adjustment effective January 1, 1995. This Turnaround Adjustment is a vestige of traditional rate-of-return regulation and has been in effect since 1988. Because of the adjustment, the Company's revenues have been reduced by over $23 million each year since 1988. These adjustments were intended to reflect annual revenue requirement reductions resulting from the CPUC's adoption of a capital-to-expense accounting change in 1988. The CPUC held evidentiary hearings in October 1995 addressing whether the USOA Turnaround Adjustment should be eliminated. The Company has strongly recommended that this adjustment be discontinued effective January 1, 1995, which would result in a one-time revenue increase of $23 million for 1995. The CPUC's Division of Ratepayer Advocates has proposed that the Company be ordered to permanently reduce its revenues by $106 million effective January 1, 1996. Another intervenor has proposed that the Company should be ordered to reduce its revenues permanently by $112 million over the next ten years and reduce its revenues by an additional $43 million on January 1, 1996. It is possible that the CPUC could decide this issue in the near term, and that the decision could have a material adverse effect on the Company.

Revenues Subject to Refund
--------------------------

In 1992, the CPUC issued a decision adopting, with modification, SFAS 106, "Employers' Accounting for Postretirement Benefits Other Than Pension," for regulatory accounting purposes. Annual price cap decisions by the CPUC granted the Company approximately $100 million in each of the years 1993-1996 for partial recovery of higher costs under SFAS 106. However, the CPUC in October 1994 reopened the proceeding to determine the criteria for exogenous cost treatment and whether the Company should continue to recover these costs. The CPUC's order held that related revenues collected after October 12, 1994, are subject to refund plus interest. These related revenues totaled about $122 million at December 31, 1995. Management believes postretirement benefits costs are appropriately recoverable in the Company's price cap filings. It is possible that the CPUC could decide this issue in the near term, and that the decision could have a material adverse effect on the Company.

Property Tax Investigation
--------------------------

In 1992, a settlement agreement was reached between the State Board of Equalization, all California counties, the State Attorney General, and 28 utilities, including the Company, on a specific methodology for valuing utility property for property tax purposes. The CPUC opened an investigation to determine if any resulting property tax savings should be returned to customers. Intervenors have asserted that as much as $20 million of annual property tax savings should be treated as an exogenous cost reduction in the Company's annual price cap filings. These intervenors have also asserted that past property tax savings totaling as much as $60 million plus interest should be returned to customers. Management believes that under the CPUC's regulatory framework, any property tax savings should only be treated as a component of the calculation of shareable earnings. In an Interim Opinion issued in June 1995, the CPUC decided to defer a final decision on this matter pending resolution of the criteria for exogenous cost treatment under its regulatory framework. The criteria are being considered in a separate proceeding initiated for rehearing of the CPUC's postretirement benefits other than pensions decision. It is possible that the CPUC could decide this issue in the near term, and that the decision could have a material adverse effect on the Company.

SALE OF BELLCORE

In April 1995, Bellcore announced a decision by its owners to pursue the sale of Bellcore. Bellcore is a leading provider of communications software and consulting services. It is owned by the Company and six of the telephone regional holding companies formed at the divestiture of AT&T Corp. in 1984. The owners have retained two investment banking firms in connection with the proposed sale. A final decision regarding the disposition of interests and the structure of such a transaction has yet to be determined. Any transaction will be subject to necessary approvals. (See Note M - "Additional Financial Information" on page 56.)

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

The Company's financial statements have been audited by Coopers & Lybrand L.L.P., independent accountants, whose appointment has been ratified by the Corporation's shareowners. Management has made available to Coopers & Lybrand L.L.P. all the Company's financial records and related data, as well as the minutes of directors' meetings. Furthermore, management believes that all of its representations made to Coopers & Lybrand L.L.P. during their audit are valid and appropriate.

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

The Audit Committee of the Board of Directors is responsible for overseeing the Company's financial reporting process on behalf of the Board. In fulfilling its responsibility, the Committee recommends to the Board, subject to shareowner ratification, the selection of the Company's independent accountants. During 1995, the Committee consisted of five members of the Board who are neither officers nor employees of the Company. It meets regularly with representatives of management, internal audit and the independent accountants to review internal accounting controls and accounting, auditing and financial reporting matters. During 1995, the Committee held five meetings. The Company's internal auditors and independent accountants periodically meet alone with the Committee to discuss the matters previously noted and have direct access to it for private communication at any time.

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareowner of Pacific Bell:

We have audited the consolidated financial statements and the financial statement schedule of Pacific Bell (a wholly owned subsidiary of Pacific Telesis Group) and Subsidiaries (the "Company") as listed in Item 14(a) of this Form 10-K. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pacific Bell and Subsidiaries as of December 31, 1995 and 1994 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

As discussed in Note A to the Consolidated Financial Statements, the Company discontinued application of Statement of Financial Accounting Standards No. 71 during 1995, and adopted new accounting rules for postretirement and postemployment benefits in 1993.


/s/ Coopers & Lybrand L.L.P.
San Francisco, California
February 22, 1996

                         PACIFIC BELL AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME




                                             For the Year Ended December 31
                                             ------------------------------
(Dollars in millions)                            1995     1994*       1993*
---------------------------------------------------------------------------
OPERATING REVENUES
Local service................................ $ 3,742    $3,385    $ 3,411
Network access - interstate..................   1,682     1,561      1,572
Network access - intrastate..................     707       731        679
Toll service.................................   1,210     1,984      2,035
Other service revenues.......................   1,521     1,406      1,358
                                             ------------------------------
TOTAL OPERATING REVENUES.....................   8,862     9,067      9,055
---------------------------------------------------------------------------
OPERATING EXPENSES
Cost of products and services................   1,810     1,898      1,945
Customer operations and selling expenses.....   1,826     1,846      1,796
General, administrative, and other expenses..   1,288     1,254      1,459
Property and other taxes.....................     184       183        181
Restructuring charges........................       -         -      1,567
Depreciation and amortization................   1,831     1,758      1,703
                                             ------------------------------
TOTAL OPERATING EXPENSES.....................   6,939     6,939      8,651
---------------------------------------------------------------------------
OPERATING INCOME.............................   1,923     2,128        404
Interest expense.............................     410       439        429
Miscellaneous income (expense)...............      25         3        (29)
---------------------------------------------------------------------------
INCOME (LOSS) BEFORE INCOME TAXES............   1,538     1,692        (54)
Income tax expense (benefit).................     569       621        (72)
---------------------------------------------------------------------------
INCOME BEFORE CUMULATIVE EFFECT OF
  ACCOUNTING CHANGES AND EXTRAORDINARY ITEM..     969     1,071         18
Cumulative effect of accounting change,
  net of tax (Note A)........................       -         -       (148)
Extraordinary item, net of tax (Note B)......  (3,360)        -          -
                                             ------------------------------
NET INCOME (LOSS)............................ $(2,391)   $1,071    $  (130)
===========================================================================
*    Restated to conform to current year presentation.

The accompanying Notes are an integral part of the Consolidated Financial Statements.

                        PACIFIC BELL AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                                                           December 31
                                                   -----------------------
(Dollars in millions)                                   1995        1994*
---------------------------------------------------------------------------
ASSETS
Cash and cash equivalents..........................  $    68      $    62
Accounts receivable - net of allowances
  for uncollectibles of $131 and $132..............    1,475        1,531
Prepaid expenses and other current assets..........      802          950
                                                   ------------------------
Total current assets...............................    2,345        2,543
                                                   ------------------------
Property, plant, and equipment.....................   26,688       26,107
Less:  accumulated depreciation....................   15,608       10,243
                                                   ------------------------
Property, plant, and equipment - net...............   11,080       15,864
                                                   ------------------------
Deferred charges and other noncurrent assets.......      474          963
                                                   ------------------------
TOTAL ASSETS.......................................  $13,899      $19,370
===========================================================================
LIABILITIES AND SHAREOWNER'S EQUITY
Accounts payable and accrued liabilities...........  $ 2,109      $ 1,993
Debt maturing within one year......................      781          255
Other current liabilities..........................      552          953
                                                   ------------------------
Total current liabilities..........................    3,442        3,201
                                                   ------------------------
Long-term obligations..............................    4,608        4,752
                                                   ------------------------
Deferred income taxes..............................      321        2,315
                                                   ------------------------
Other noncurrent liabilities and deferred credits..    2,417        2,878
                                                   ------------------------
Commitments and contingencies (Note K)

Common stock ($1.00 stated value; 300,000,000 shares
  authorized; 224,504,982 shares issued and
  outstanding).....................................      225          225
Additional paid-in capital.........................    5,387        5,169
Reinvested earnings (deficit)......................
                                                      (2,501)         830
                                                   ------------------------
Total shareowner's equity..........................    3,111        6,224
                                                   ------------------------
TOTAL LIABILITIES AND SHAREOWNER'S EQUITY..........  $13,899      $19,370
===========================================================================
*    Restated to conform to current year presentation.

The accompanying Notes are an integral part of the Consolidated Financial Statements.

                        PACIFIC BELL AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF SHAREOWNER'S EQUITY




                                             For the Year Ended December 31
                                             ------------------------------
(Dollars in millions)                            1995       1994      1993
---------------------------------------------------------------------------
COMMON STOCK
Balance at beginning of year................   $  225    $  225     $  225
                                             ------------------------------
Balance at end of year......................      225       225        225
---------------------------------------------------------------------------
ADDITIONAL PAID-IN CAPITAL
Balance at beginning of year................    5,169     5,168      5,168
Equity investment by parent.................      218         1          -
                                             ------------------------------
Balance at end of year......................    5,387     5,169      5,168
---------------------------------------------------------------------------
REINVESTED EARNINGS (DEFICIT)
Balance at beginning of year................      830       761      1,898
Net income (loss)...........................   (2,391)    1,071       (130)
Dividends declared..........................     (943)     (998)    (1,007)
Other changes...............................        3        (4)         -
                                             ------------------------------
Balance at end of year......................   (2,501)      830        761
---------------------------------------------------------------------------
TOTAL SHAREOWNER'S EQUITY...................   $3,111    $6,224     $6,154
===========================================================================

The accompanying Notes are an integral part of the Consolidated Financial Statements.

                        PACIFIC BELL AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                             For the Year Ended December 31
                                             ------------------------------
(Dollars in millions)                               1995    1994*    1993*
---------------------------------------------------------------------------
CASH FROM (USED FOR) OPERATING ACTIVITIES
Net income (loss)................................ $(2,391) $1,071    $(130)
Adjustments to reconcile net income (loss)
  to cash from operating activities:
     Cumulative effect of accounting change......       -       -      148
     Restructuring charges.......................       -       -    1,567
     Extraordinary item..........................   3,360       -        -
     Depreciation and amortization...............   1,831   1,758    1,703
     Deferred income taxes.......................     121       1     (525)
     Unamortized investment tax credits..........     (52)    (63)     (48)
     Allowance for funds used during construction (36) (28) (34) Changes in operating assets and liabilities:
        Accounts receivable......................      55     (12)     (71)
        Prepaid expenses and other
           current assets........................     (29)    (13)      16
        Deferred charges and other
           noncurrent assets.....................     (25)    (25)      76
        Accounts payable and accrued
           liabilities...........................     149     170       75
        Other current liabilities................     (16)     40      (18)
        Noncurrent liabilities and
           deferred credits......................    (367)     (7)     (19)
     Other adjustments, net......................      61      10       31
                                                  -------------------------
Cash from operating activities...................   2,661   2,902    2,771
---------------------------------------------------------------------------
CASH FROM (USED FOR) INVESTING ACTIVITIES
Additions to property, plant, and equipment......  (1,964) (1,612)  (1,802)
Other investing activities, net..................      19       2      (11)
                                                  -------------------------
Cash used for investing activities...............  (1,945) (1,610)  (1,813)
---------------------------------------------------------------------------
*    Restated to conform to current year presentation.



                            (Continued next page)

                        PACIFIC BELL AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (continued)


                                             For the Year Ended December 31
                                             ------------------------------
(Dollars in millions)                             1995      1994     1993
---------------------------------------------------------------------------
CASH FROM (USED FOR) FINANCING ACTIVITIES
Equity infusion from parent..................     218          1        -
Proceeds from issuance of long-term debt.....       -          -    2,578
Retirements of long-term debt................    (514)       (11)  (2,669)
Dividends paid...............................    (943)      (998)  (1,007)
Increase (decrease) in short-term
  borrowings, net............................     526       (287)     133
Other financing activities, net..............       3          8        7
                                              -----------------------------
Cash used for financing activities...........    (710)    (1,287)    (958)
---------------------------------------------------------------------------
Increase in cash and
  cash equivalents...........................       6          5        -

Cash and cash equivalents at January 1.......      62         57       57
                                              -----------------------------
Cash and cash equivalents at December 31.....    $ 68      $  62    $  57
===========================================================================
*    Restated to conform to current year presentation.

The accompanying Notes are an integral part of the Consolidated Financial Statements.

                         PACIFIC BELL AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Consolidated Financial Statements include the accounts of Pacific Bell and its wholly owned subsidiaries: Pacific Bell Directory, Pacific Bell Information Services, Pacific Bell Mobile Services, Pacific Bell Internet Services, Pacific Bell Network Integration, and others ("the Company"). The Company is a wholly owned subsidiary of Pacific Telesis Group. All significant intercompany balances and transactions have been eliminated. The Consolidated Balance Sheets for 1994 as well as the Consolidated Statements of Income and Consolidated Statements of Cash Flows for 1994 and 1993 reflect certain reclassifications made to conform to the current year presentation. The Company's investment in Bellcore is accounted for under the equity method.

The Company's principal business, communications and information services, accounts for substantially all of its revenues. The Company provides local exchange services, network access, local toll services, directory advertising, Internet access, and selected information services in California.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Regulatory Accounting

Effective third quarter 1995, the Company discontinued accounting under Statement of Financial Accounting Standards No. ("SFAS") 71, "Accounting for the Effects of Certain Types of Regulation." (See Note B - "Discontinuance of Regulatory Accounting - SFAS 71" on page 41.)

Property, Plant, and Equipment

Property, Plant, and Equipment (which consists primarily of telecommunications plant dedicated to providing telecommunications services) is carried at cost. The cost of self-constructed plant includes employee wages and benefits, materials, capitalized interest during the construction period, and other costs. Expenditures in excess of $500 that increase the capacity, operating efficiency, or useful life of an individual asset are capitalized. Expenditures for maintenance and repairs are charged to expense.

No gain or loss is recognized on the disposition of depreciable telecommunications plant. At the time of retirement of telecommunication property, plant, and equipment, the original cost of the plant retired plus cost of removal is charged to accumulated depreciation. Accumulated depreciation is credited with salvage value or insurance recovery, if any.

Depreciation expense is computed by straight line depreciation based on management's estimate of economic lives for various categories of property, plant, and equipment.

The Company continues to invest heavily in improvements to its core telephone network. These technologies are subject to technological risks and rapid market changes due to new products and services and changing customer demand. This may result in changes to the estimated useful lives of these assets.

The Company carries catastrophic insurance coverage with large deductibles on its telecommunications switching and building assets, and is self-insured for its outside plant telecommunications assets.

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

Computer Software Costs

The costs of computer software purchased or developed for internal use are expensed as incurred. However, initial operating system software costs are capitalized and amortized over the lives of the associated hardware. Costs for subsequent additions or modifications to operating system software are expensed as incurred.

Change in Accounting for Postretirement and Postemployment Costs

Effective January 1, 1993, the Company adopted SFAS 106, "Employers' Accounting for Postretirement Benefits Other than Pensions." Annual price cap decisions by the CPUC granted the Company approximately $100 million for each of the years 1993-1996 for partial recovery of its higher costs. However, a CPUC order held that revenues collected after October 12, 1994 are subject to refund. (See "Revenues Subject to Refund" in Note K on page 54.)

Effective January 1, 1993, the Company adopted SFAS 112, "Employers' Accounting for Postemployment Benefits." A one-time, non-cash charge representing prior benefits earned was recorded in 1993 which reduced earnings by $148 million. The charge was net of a deferred income tax benefit of $103 million. The annual periodic expense under SFAS 112 does not differ materially from expense under the prior method. (See also Note F - "Other Postretirement and Postemployment Benefits" on page 49.)

B.   DISCONTINUANCE OF REGULATORY ACCOUNTING - SFAS 71

Effective third quarter 1995, the Company discontinued its application of SFAS 71 in accordance with the provisions of SFAS 101, "Accounting for the Discontinuance of Application of FASB Statement No. 71." As a result, the Company recorded a non-cash, extraordinary charge of $3.4 billion during third
quarter which  is net of a  deferred  income tax   benefit of $2.4   billion.
The charge includes a write-down of net telephone plant and the elimination of net regulatory assets as summarized in the following table.

 (Dollars in millions)                           Pre-Tax     After-Tax
 ------------------------------------------------------------------------
 Increase in telephone plant and equipment
   accumulated depreciation...............        $4,819      $2,842
 Elimination of net regulatory assets.....           962         518
                                                  ------      ------
 Total....................................        $5,781      $3,360
 ========================================================================

The Company historically accounted for the economic effects of regulation in accordance with the provisions of SFAS 71. Under SFAS 71, the Company depreciated telephone plant using lives prescribed by regulators and, as a result of actions of regulators, deferred recognizing certain costs, or recognized certain liabilities (referred to as "regulatory assets" and "regulatory liabilities").

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

The $4.8  billion increase  in  accumulated depreciation  for telephone  plant reflects the adoption of new, shorter depreciation lives. The estimated useful lives historically prescribed by regulators did not keep up with the rapid pace of technology. The Company's previous and new asset lives are compared in the following table.

Asset Lives (in years)                          Old          New
-------------------------------------------------------------------------
Copper Cable..............................    19-26           14
Digital Switches..........................     16.5           10
Digital Circuits.......................... 9.6-11.5            8
Fiber Optic Cable.........................    28-30           20
Conduit...................................       59           50
=========================================================================

The discontinuance of SFAS 71 for external financial reporting purposes also required the elimination of the Company's net regulatory assets, totaling $962 million. Regulators sometimes include costs in allowable costs for ratemaking purposes in a period other than the period in which those costs would be charged to expense under general accounting rules. The accounting for these timing differences created regulatory assets and regulatory liabilities on the balance sheet.

Significant changes have occurred in the Company's balance sheets as a result of the discontinuance of SFAS 71. Details of net regulatory assets which have been eliminated are displayed in the following table.

(Dollars in millions)
--------------------------------------------------------------------------
Regulatory assets (liabilities) due to:
   Deferred pension costs*..............................    $460
   Unamortized debt redemption costs**..................     337
   Deferred compensated absence costs*..................     206
   Unamortized purchases of property, plant,
   and equipment under $500.............................      82
Deferred income taxes***...............................     (159)
Other...................................................      36
                                                            -----
Total...................................................    $962
==========================================================================
* Previously included primarily in "deferred charges and other noncurrent assets" in the balance sheets.
**   Previously included in "long-term obligations."
*** Previously included in "other current liabilities" and "other noncurrent liabilities and deferred credits."

Due to the discontinued application of SFAS 71, pension costs for both intrastate and interstate operations are now determined under SFAS 87, "Employers' Accounting for Pensions", and SFAS 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits." Capitalized interest cost is reported as a cost of telephone plant and equipment and as a reduction in interest expense, as required by SFAS 34, "Capitalization of Interest Cost." Prior to the discontinuance of SFAS 71, the Company recorded an allowance for funds used during construction, which included both interest and equity return components, as a cost of plant and as an item of miscellaneous income. The Company's accounting and reporting for regulatory purposes are not affected by the discontinued application of SFAS 71 for external financial reporting purposes.

C.   RESTRUCTURING AND CURTAILMENT CHARGES

During 1993, the Company recorded a pre-tax restructuring charge of $977 million to recognize the incremental cost of force reductions associated with restructuring its internal business processes through 1997. This charge is to cover the incremental severance costs associated with terminating more than 14,000 employees from 1994 through 1997. It is also to cover the incremental costs of consolidating and streamlining operations and facilities to support this downsizing initiative. The remaining reserve balance as of December 31, 1995 and 1994 was $219 and $819 million, respectively.

In addition, the Company recorded a $590 million pre-tax expense to accelerate recognition of a portion of its embedded post-retirement benefits costs that would otherwise have been recorded over the next 19 years. Accelerated recognition of these costs was required under the curtailment provisions of SFAS 106 because the Company expects to significantly reduce its workforce. Because Pacific Telesis Group already recognized all of its post-retirement benefit transition costs in the first quarter 1993, this additional charge did not affect its consolidated financial statements.

D.   INCOME TAXES

The components of income tax expense for each year are as follows:

Income Tax Expense                             1995      1994*      1993*
---------------------------------------------------------------------------
                                                 (Dollars in millions)
Current:
  Federal..................................    $406      $549        $519
  State and local income taxes.............     122       166         156
                                              -----------------------------
Total current..............................     528       715         675

Deferred:
  Federal..................................      66       (24)       (548)
  State and local income taxes.............      27        (7)       (148)
                                               ----------------------------
Total deferred.............................      93       (31)       (696)
                                               ----------------------------
Amortization of investment
tax credits - net..........................     (52)      (63)        (51)
                                               ----------------------------
Total income tax expense (benefit).........    $569      $621        $(72)
===========================================================================

Significant components of the Company's deferred tax assets and liabilities are as follows:
                                                           December 31
                                                        -------------------
Deferred Tax Assets and Liabilities                     1995         1994*
---------------------------------------------------------------------------
                                                      (Dollars in millions)
Deferred tax (assets)/liabilities due to:
  Depreciation and amortization....................    $ 891       $2,885
  Employee benefits................................     (431)        (371)
  Restructuring reserve............................     (124)        (359)
  Customer rate reductions.........................     (128)        (146)
  Other, net.......................................     (446)         (74)
                                                       ------      -------
Net deferred tax (assets)/liabilities..............    $(238)      $1,935
                                                       ======      =======
Amounts recorded in consolidated
  balance sheets:
  Deferred tax assets**............................    $ 559       $  380
                                                       ======      =======
  Deferred tax liabilities**.......................    $ 321       $2,315
                                                       ======      =======
===========================================================================

*    Restated to conform to current year presentation.

** Reflects reclassification of certain current and noncurrent amounts by federal and state tax jurisdictions to a net presentation. Amounts include both current and noncurrent portions. (See Note M "Additional Financial Information" on page 56 for current deferred tax benefits.)

An income tax benefit related to the extraordinary charge in 1995 for the discontinued application of SFAS 71 for depreciated telecommunications plant is $2.0 billion and for regulatory assets and liabilities is $0.4 billion. (See Note B - "Discontinuance of Regulatory Accounting - SFAS 71 on page 41.)

The reasons for differences each year between the effective income tax rate and applying the statutory federal income tax rate to income before income taxes are provided in the following reconciliation:

Effective Tax Rate                                1995      1994      1993
----------------------------------------------------------------------------
Statutory federal income tax rate (%)........    35.0       35.0      35.0
Increase (decrease) in taxes resulting from:
  Amortization of investment tax credits.....    (3.4)      (3.6)     92.9
  Plant basis differences - net of
     applicable depreciation.................     2.1        2.0     (63.6)
  State income taxes - net of federal
     income tax benefit......................     6.2        6.1      (9.2)
  Excess deferred taxes......................    (2.9)      (2.8)     70.1
  Other differences..........................       -          -       7.2
                                                ----------------------------
Effective income tax rate (%)................    37.0       36.7     132.4
============================================================================

The 1993 effective tax rate was higher than in subsequent years due to lower pre-tax income caused by the restructuring charge and the postretirement benefits curtailment.


E.   EMPLOYEE RETIREMENT PLANS

Defined Benefit Plans

The Company provides pension, death, and survivor benefits to substantially all of its employees through participation in certain Pacific Telesis Group defined benefit pension plans. Non-salaried plan benefits are based on a flat dollar amount and vary according to job classification, age, and years of service. Salaried plan benefits are based on a percentage of final five-year average pay and vary according to age and years of service.

The Company is responsible for contributing enough to the pension plans, while the employee still is working, to ensure that adequate funds are available to provide the benefit payments upon the employee's retirement. These contributions are made to an irrevocable trust fund in amounts determined using the aggregate cost actuarial method, one of the actuarial methods specified by the Employee Retirement Income Security Act of 1974 ("ERISA"), subject to ERISA and Internal Revenue Code limitations.

The Company reports pension costs and related obligations under the provisions of SFAS 87 and SFAS 88. However, prior to discontinuing application of SFAS 71 during 1995, the Company recognized pension costs consistent with the methods adopted for ratemaking. Pension costs recognized under SFAS 71 reflected a CPUC order requiring the continued use of the aggregate cost method for intrastate operations and an FCC requirement to use SFAS 87 and SFAS 88 for interstate operations. (See Note B - "Discontinuance of Regulatory Accounting - SFAS 71" on page 41).

During 1995 and 1994, special pension benefits and cash incentives were offered in connection with the Company's restructuring and related force reduction program. Effective October 1, 1995, pension benefit increases are being offered to various groups of non-salaried employees under 1995 plan amendments which increase benefits for specified groups who elect early retirement under incentive programs. On March 28, 1994, the Company offered a special pension benefit which removed any age discount from pensions for management employees who were eligible to retire with a service pension on that date. Also during 1994, pension benefit increases were offered to various groups of non-salaried employees under 1992 plan amendments which increase benefits for specified groups who elect early retirement under incentive programs. Approximately 1,900 and 3,400 employees left the Company during 1995 and 1994, respectively, under early retirement or voluntary and involuntary severance programs.

Annual pension cost in the following table excludes $219 and $62 million of additional pension costs charged to the Company's restructuring reserve in 1995 and 1994, respectively. As required by regulatory accounting under SFAS 71, pension cost in the table below also excludes the intrastate portion of the Company's SFAS 87 costs of $79 and $53 million for 1994 and 1993 respectively. As discussed above, the Company discontinued the application of SFAS 71 during 1995. (See Note B - "Discontinuance of Regulatory Accounting - SFAS 71" on page 41).

Annual pension cost recognized in the financial statements during each year presented is:

Pension Cost                                  1995       1994      1993
--------------------------------------------------------------------------
(Dollars in millions)

Current year pension cost...................  $ 76       $ 28      $ 10
Settlements and curtailments................     -        (10)      (10)
                                             -----------------------------
Pension cost recognized.....................  $ 76       $ 18      $  0
==========================================================================

The amounts shown above for annual pension cost reflect the effects of strong fund asset performance in prior years and IRS funding limitations.

                                                       December 31
                                                --------------------------
Pension Obligation                                 1995            1994
--------------------------------------------------------------------------
(Dollars in millions)

Accumulated Benefit Obligation.................   $8,835          $8,008
Vested Benefit Obligation......................   $7,747          $7,174
--------------------------------------------------------------------------
Accrued pension cost liability recognized in
   the consolidated balance sheets..............  $1,061          $  753
--------------------------------------------------------------------------
Present value discount rate (%)................     7.25             8.0
Long-term rate of return on plan assets (%)....      9.0             8.0
==========================================================================

Liabilities  and  expenses  for  employee  benefits  are  based  on  actuarial
assumptions.   These  actuarial assumptions  are subject  to change  over time which could have a material impact on the Company's financial statements.

The  assets  of  the  plans are  primarily  composed  of  common stocks,  U.S.
Government and corporate obligations, index funds, and real estate investments. The plans' projected benefit obligations for employee service to date reflect the Company's expectations of the effects of future salary progression and benefit increases.

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

The Company has entered into labor negotiations with union-represented employees in the past and expects to do so in the future. Pension benefits have been included in these negotiations, and improvements in benefits have been made periodically. Additionally, the Company has increased benefits to pensioners on an ad hoc basis. While no assurance can be offered with respect to future increases, management's expectations for future benefit increases have been reflected in determining pension costs.

Defined Contribution Plans

The Company also participates in certain Pacific Telesis Group-sponsored defined contribution retirement plans covering substantially all employees. These plans include the Pacific Telesis Group Supplemental Retirement and Savings Plan for Salaried Employees, and the Pacific Telesis Group Supplemental Retirement and Savings Plan for Nonsalaried Employees (collectively, the "Savings Plans").

The Company's contributions to the Savings Plans are based on matching a portion of employee contributions. All matching employer contributions to the Savings Plans are made through a leveraged employee stock ownership ("LESOP") trust. Total Company contributions to these plans, including contributions allocated to participant accounts through the LESOP trust, were $68, $64, and $64 million in 1995, 1994, and 1993, respectively.

F.   OTHER POSTRETIREMENT AND POSTEMPLOYMENT BENEFITS

Substantially all retirees and their dependents are covered under the Company's plans for medical, dental and life insurance benefits. Approximately 41,000 retirees were eligible to receive these benefits as of January 1, 1995. Currently, the Company pays the full cost of retiree health benefits. However, by 1999, all employees retiring after 1990 will pay a share of the costs of medical coverage that exceeds a defined dollar medical cap. Such future cost sharing provisions have been reflected in determining the Company's postretirement benefit costs. The Company retains the right, subject to applicable legal requirements, to amend or terminate these benefits.

Effective January 1, 1993, the Company adopted SFAS 106. The standard requires that the cost of retiree benefits be recognized in the financial statements from an employee's date of hire until the employee becomes eligible for these benefits. Previously, the Company expensed these retiree benefits as they were paid. The Company is amortizing the transition obligation over 20 years from the date of adoption. The transition obligation represents the unrecognized cost of benefits that had already been earned by retirees and active employees when the new standard was adopted.

The Company's periodic expense under SFAS 106 in 1995 and 1994, as displayed in the table below, increased from a level of $103 million in costs in 1992 under the prior method. Because the Company's higher costs are being partially recovered in revenues, the increased costs have not materially affected reported earnings. (See "Change in Accounting for Postretirement and Postemployment Costs" in Note A on page 39.) However, a CPUC order held that related revenues collected after October 12, 1994 are subject to refund. (See "Revenues Subject to Refund" in Note K on page 54.)

 The components of net periodic postretirement benefit cost are as follows:

(Dollars in millions)                              1995           1994
---------------------------------------------------------------------------
Service cost..................................     $ 49           $ 57
Interest cost on accumulated postretirement
  benefit obligation..........................      256            251
Actual return on plan assets..................     (246)           (17)
Net amortization and deferral.................      268             45
                                                   -----          -----
Net periodic postretirement benefit cost......     $327           $336
=========================================================================

The  Company  partially  funds the  obligation  by  contributing  to Voluntary
Employee  Benefit Association trusts.   Plan assets are  invested primarily in
domestic and international stocks and domestic investment-grade bonds.

The funded status of the plans follows:
                                                          December 31
                                                      --------------------
 (Dollars in millions)                                1995            1994

----------------------------------------------------------------------------
Accumulated postretirement benefit obligation:
   Retirees....................................     $2,250          $2,250
   Eligible active employees...................        216             264
   Other active employees......................        769             784
                                                    ------          ------
 Total accumulated postretirement benefit
   obligation..................................      3,235           3,298
 Less:
   Fair value of plan assets*..................     (1,217)           (860)
   Transition obligation.......................     (1,609)         (1,704)
 Plus:
   Unrecognized net gain/(loss)**..............        164            (157)
   Unrecognized prior service cost.............         38               -
                                                    ------           ------
 Accrued net postretirement benefit obligation
   recognized in the consolidated
   balance sheets.............................      $  611           $ 577
============================================================================

* Fair value of plan assets reflects an estimated allocation of the Company's portion of Pacific Telesis Group plans' assets.

** The unrecognized net gain/(loss) is amortized over the future expected service lives of approximately 16 years and reflects differences between actuarial assumptions and actual experience. It also includes the impact of changes in actuarial assumptions.

Liabilities and expenses for employee benefits are based on actuarial assumptions. The assumed discount rate used to measure the year-end accumulated postretirement benefit obligation was 7.25 percent and 8.0 percent for 1995 and 1994, respectively. The 1995 accumulated postretirement benefit obligation and the 1996 expense are based on an assumed annual increase in health care costs of 6.0 percent. Increasing the assumed health care cost trend rates by one percent each year, would increase the December 31, 1995 accumulated postretirement benefit obligation by $415 million and increase the combined service and interest cost components of net periodic postretirement benefit cost for 1995 by $39 million. An 8.75 percent long-term rate-of-return on assets is assumed in calculating postretirement benefit costs. Based on the plans' historical return on assets, the assumed long-term rate of return will be increased to 9.0 percent in 1996. These actuarial assumptions are subject to change over time, which could have a material impact on the Company's financial statements.

Effective January 1, 1993, the Company adopted SFAS 112 for accounting for postemployment benefits which required a change from cash to accrual accounting. Postemployment benefits offered by the Company include workers compensation, disability benefits, medical benefit continuation, and severance pay. These benefits are paid to former or inactive employees who terminate without retiring. A one-time, non-cash charge representing prior benefits earned was recorded in 1993 which reduced earnings by $148 million. The charge was net of a deferred income tax benefit of $103 million. The annual periodic expense under SFAS 112 does not differ materially from expense under the prior method.

G.   DEBT AND LEASE OBLIGATIONS

Long-term obligations as of December 31, 1995 and 1994 consist of debentures of $3,545 and $4,047 million, respectively, and corporate notes of $1,150 million each year. Maturities and interest rates of long-term obligations follow:

                                                         December 31
                                                  ------------------------
Maturities and Interest Rates                         1995          1994
--------------------------------------------------------------------------
                                                    (Dollars in millions)

1999                  4.625%....................    $  100        $  100
2000                  4.625%....................       125           125
2001-2043             6.000% to 9.125%..........     4,470         4,972
                                                   -----------------------
                                                     4,695         5,197
Long-term capital lease obligations.............        18            16
Unamortized discount-net of premium.............      (105)         (461)
                                                   -----------------------
Total long-term obligations.....................    $4,608        $4,752
==========================================================================

At December 31, 1995, the Company had remaining authority from the CPUC to issue up to $1.25 billion of long- and intermediate-term debt. The proceeds may be used only to redeem maturing debt and to refinance other debt issues. The Company had remaining authority from the Securities and Exchange Commission to issue up to $650 million of long- and intermediate-term debt through a shelf registration. In February 1996, the Company issued $250 million of intermediate-term debt under these authorities. (See Note J - Subsequent Event on page 54.)

As of December 31, 1995 and 1994, the weighted average interest rate on short-
term  borrowings  was  5.82 percent  and  6.05  percent,  respectively.   Debt
maturing within one year in the balance sheets consists of short-term borrowings and the portion of long-term obligations that matures within one year as follows:
                                                        December 31
                                                 -------------------------
(Dollars in millions)                              1995           1994
--------------------------------------------------------------------------
Commercial paper..........................          $701          $  -
Advances from Pacific Telesis Group.......            76           249
Notes payable to banks....................             -             2
                                                 -------------------------
Total short-term borrowings...............           777           251
                                                 -------------------------
Current maturities of
long-term obligations.....................             4             4
                                                 -------------------------
Total debt maturing within one year.......          $781          $255
==========================================================================

Lines of Credit

The Company has various uncommitted lines of credit with certain banks. These arrangements do not require compensating balances or commitment fees and, accordingly, are subject to continued review by the lending institutions. As of December 31, 1995 and 1994, the total unused lines of credit available were approximately $2.7 and $2.2 billion, respectively.

H.   FINANCIAL INSTRUMENTS

The following table presents the estimated fair values of the Company's financial instruments:

                                      December 31, 1995    December 31, 1994
                                      -----------------    -----------------
                                           Estimated           Estimated
                                        Carry      Fair   Carrying    Fair
(Dollars in millions)                  Amount     Value    Amount*   Value
----------------------------------------------------------------------------
Cash and cash equivalents........       $   68   $   68    $   62   $   62
Debt maturing within one year....          781      781       255      255
Deposit liabilities..............          357      357       305      305
Long-term debt...................       $4,590   $4,881    $4,736   $4,578
============================================================================

*    Restated to conform to current year presentation.

The following methods and assumptions were used to estimate the fair values of each category of financial instrument:

The fair values of cash and cash equivalents, debt maturing within one year, and deposit liabilities approximate their carrying amounts because of the short-term maturities of these instruments.

The fair value of long-term debt issues was estimated based on the net present value of future expected cash flows, which were discounted using current interest rates. The carrying amounts include unamortized net discount.

I.   RELATED PARTY TRANSACTIONS

The Company receives certain services associated with corporate functions, e.g., legal, financial, external affairs and governmental relations, human resources and corporate strategy, performed on the Company's behalf by its parent, Pacific Telesis Group. Costs incurred by Pacific Telesis Group which are attributable to the Company are charged directly to the Company. The Company is also charged for its proportionate share of other indirect costs incurred by Pacific Telesis Group. Total costs charged by Pacific Telesis Group and included in general, administrative, and other expenses were $110 million, $81 million and $76 million in 1995, 1994 and 1993, respectively.

The Company provides non-telecommunications and telecommunications services including local, toll and access services to certain Pacific Telesis Group affiliated companies. Revenues recorded for these services totaled $7 million, $21 million and $30 million in 1995, 1994 and 1993, respectively.

J.   SUBSEQUENT EVENT

In February 1996, the Company issued $250 million of 5.875 percent debentures due February 15, 2006. The debentures may not be redeemed prior to maturity. The proceeds from the sale of the debentures were used to reduce short-term debt incurred to retire debentures totaling $500 million in December 1995.

K.   COMMITMENTS AND CONTINGENCIES

Purchase Commitments

In December 1994, the Company contracted for the purchase of up to $2 billion of Advanced Communications Network facilities which will incorporate emerging technologies. The Company is committed to purchase these facilities in 1998 if they meet certain quality and performance criteria. Management expects the purchase amount to be less than $1 billion in 1998.

The Company has purchase commitments of about $274 million remaining in connection with its previously announced program for deploying an all digital switching platform with ISDN and SS-7 capabilities.

Revenues Subject to Refund

In 1992, the CPUC issued a decision adopting, with modification, SFAS 106 for regulatory accounting purposes. Annual price cap decisions by the CPUC granted the Company approximately $100 million in each of the years 1993-1996 for partial recovery of higher costs under SFAS 106. However, the CPUC in October 1994 reopened the proceeding to determine the criteria for exogenous cost treatment and whether the Company should continue to recover these costs. The CPUC's order held that related revenues collected after October 12, 1994 are subject to refund plus interest. Related revenues totaled about $122 million at December 31, 1995. Management believes postretirement benefits costs are appropriately recoverable in the Company's price cap filings. It is possible that the CPUC could decide this issue in the near term, and that the decision could have a material adverse effect on financial results.

Property Tax Investigation

In 1992, a settlement agreement was reached between the State Board of Equalization, all California counties, the State Attorney General, and 28 utilities, including Pacific Bell, on a specific methodology for valuing utility property for property tax purposes. The CPUC opened an investigation to determine if any resulting property tax savings should be returned to customers. Intervenors have asserted that as much as $20 million of annual property tax savings should be treated as an exogenous cost reduction in the Company's annual price cap filings. These intervenors have also asserted that past property tax savings totaling as much as $60 million plus interest should be returned to customers. Management believes that, under the CPUC's regulatory framework, any property tax savings should be treated only as a component of the calculation of shareable earnings. In an Interim Opinion issued in June 1995, the CPUC decided to defer a final decision on this matter pending resolution of the criteria for exogenous cost treatment under its regulatory framework. The criteria are being considered in a separate proceeding initiated for rehearing of the CPUC's postretirement benefits other than pensions decision discussed above. It is possible that the CPUC could decide this issue in the near term, and that the decision could have a material adverse effect on financial results.

L.   COMPETITIVE RISK

The Company is facing increasing competition for existing and new services. Currently, competitors primarily consist of interexchange carriers, competitive access providers and wireless companies. Soon the Company will face competition from cable television companies and others.

In 1995 the CPUC authorized toll services competition and also ordered the Company to offer expanded interconnection to competitive access providers. Effective January 1, 1996, the CPUC authorized local exchange competition. Local exchange competition may affect toll and access revenues, as well as local exchange revenues, since customers may select a competitor for all their telecommunications services. Local exchange competition may also affect other service revenues as Pacific Bell Directory will have to acquire listings from other providers for its products, and competing directory publishers may ally themselves with other telecommunications providers.

The unique characteristics of the California market make the Company vulnerable to competition. The Company's business and residence revenues and profitability are highly concentrated among a small portion of its customer base and geographic areas. Competitors need only serve selected portions of the Company's service area to compete for the majority of its business and residence usage revenues. High-margin customers are clustered in high density areas such as Los Angeles and Orange County, the San Francisco Bay Area, San Diego and Sacramento. Competitors are expected to target the high-usage, high-profit customers.

M.   ADDITIONAL FINANCIAL INFORMATION
                                                            December 31
                                                      ----------------------
(Dollars in millions)                                     1995       1994*
----------------------------------------------------------------------------
Prepaid expenses and other current assets:
     Prepaid directory expenses...................    $   316     $   323
     Miscellaneous prepaid expenses...............         27          23
     Notes and other receivables..................         83          63
     Materials and supplies.......................         57          60
     Current deferred tax benefits................        221         380
     Pacific Telesis Group and subsidiaries.......         23          29
     Deferred compensation trusts.................         63          52
     Other........................................         12          20
                                                      -------     -------
Total.............................................    $   802     $   950
============================================================================
Property, plant, and equipment - net:
     Land and buildings...........................    $ 2,754     $ 2,636
     Cable and conduit............................     10,910      10,566
     Central office equipment.....................      9,394       9,444
     Furniture, equipment, and other..............      2,835       2,892
     Construction in progress.....................        795         569
                                                      -------     -------
                                                       26,688      26,107
     Less: accumulated depreciation...............     15,608      10,243
                                                      -------     -------
Total.............................................    $11,080     $15,864
============================================================================
Deferred charges and other noncurrent assets:
     Deferred charges.............................    $    30     $    67
     Deferred compensated absence.................          -         212
     SFAS 87 pension deferral.....................          -         430
     Investment in Bellcore.......................         27          28
     Other investments............................         78          49
     Postretirement benefits prefunding...........          -         176
     Deferred tax benefits........................        338           -
     Other........................................          1           1
                                                      -------     -------
Total.............................................    $   474     $   963
============================================================================

*    Restated to conform to current year presentation.

                                                            December 31
                                                      ----------------------
(Dollars in millions)                                    1995        1994*
----------------------------------------------------------------------------
Accounts payable and accrued liabilities:
  Accounts payable:
     Pacific Telesis Group and subsidiaries.......    $    37    $     52
     AT&T and subsidiaries........................        224         218
     Trade........................................        498         474
     Payroll......................................         51          43
     Checks outstanding...........................        276         319
     Other:
       Incentive awards payable...................        187         224
       Other......................................        383         250
  Interest accrued................................        120         127
  Advance billing and customer deposits...........        333         286
                                                      -------     -------
Total............................................     $ 2,109     $ 1,993
============================================================================

Other current liabilities:
     Accrued compensated absence...................   $   272     $   281
     Deferred regulatory liabilities (SFAS 109)....         -         145
     Restructuring reserve.........................       219         441
     Other.........................................        61          86
                                                      -------      ------
Total.............................................    $   552     $   953
============================================================================

Other noncurrent liabilities and deferred credits:
     Unamortized investment tax credits............   $   283     $   464
     Accrued pension cost liability................     1,061         753
     Deferred regulatory liabilities (SFAS 109)....         -          40
     Workers' compensation.........................       163         175
     Restructuring reserve.........................         -         378
     Accrued postretirement benefit obligation.....       611         577
     Other.........................................       299         491
                                                      -------     -------
Total.............................................    $ 2,417     $ 2,878
============================================================================
*    Restated to conform to current year presentation.

                                                  For the Year Ended
                                                      December 31
                                         ---------------------------------
(Dollars in millions)                      1995         1994*       1993*
--------------------------------------------------------------------------
Other service revenues:
    Directory advertising............... $1,012       $  984      $  989
    Billing and collections.............    109           77          79
    Information services...............     148          113          82
    Other...............................    252          232         208
                                          ------      ------      ------
Total................................... $1,521       $1,406      $1,358
==========================================================================
Interest expense:
    Gross interest expense.............  $  421       $  439      $  429
    Less: Capitalized interest.........     (11)           -           -
                                          ------      ------      ------
Net interest expense...................  $  410       $  439      $  429
==========================================================================
Miscellaneous income (expense):
    Allowance for funds used during
      construction...................... $   36        $  28      $   35
    Interest income.....................     27            5           5
    Other...............................    (38)         (30)        (69)
                                          ------      ------      ------
Total................................... $   25      $     3      $  (29)
==========================================================================
Advertising expense..................... $   93      $    96      $   61
============================================================================
Cash payments for:
    Interest............................ $  410      $   377      $  614
    Income taxes........................ $  550      $   762      $  744
============================================================================

*    Restated to conform to current year presentation.

Major Customer

Nearly all of the Company's revenues were from telecommunications and related services. Approximately 10 percent, 11 percent and 11 percent of operating revenues were earned in 1995, 1994 and 1993, respectively, for services provided to AT&T Corp. No other customer accounted for more than 10 percent of operating revenues.

QUARTERLY FINANCIAL INFORMATION
(Unaudited)
                                           (Dollars in millions)
                                 -------------------------------------------
         1995                     First      Second      Third     Fourth
----------------------------------------------------------------------------
    Total Operating Revenues....  $2,212     $2,186    $ 2,228     $2,236
    Operating Income............     470        494        507        452
    Extraordinary Item..........       -          -     (3,360)         -
    Net Income (Loss)...........  $  246     $  243    $(3,102)    $  222
----------------------------------------------------------------------------

         1994*                    First      Second      Third     Fourth
----------------------------------------------------------------------------
    Total Operating Revenues.... $2,247      $2,209    $ 2,285     $2,326
    Operating Income............    526         529        580        493
    Net Income..................
                                 $  276      $  256    $   292     $  247

============================================================================

*    Restated to conform to current year presentation.

Second quarter 1994 results reflect an after-tax charge of $29 million resulting from a CPUC order related to customer late payment charges.

Third quarter 1995 results reflect an after-tax extraordinary charge as a result of the company's discontinuance of regulatory accounting. (See Note B - "Discontinuance of Regulatory Accounting - SFAS 71" on page 41.)


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

No disagreements with the Company's independent accountants on any accounting or financial disclosure matters occurred during the period covered by this report.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

     (a)  Documents filed as part of the report:

          (1)  Financial Statements:

               Report of Management...............................    31

               Report of Independent Accountants..................    33

               Financial Statements:

                    Consolidated Statements of Income.............    34

                    Consolidated Balance Sheets...................    35

                    Consolidated Statements of Shareowner's
                    Equity........................................    36

                    Consolidated Statements of Cash Flows.........    37

                    Notes to Consolidated Financial Statements....    39

          (2)  Financial Statement Schedule:

               II - Valuation and Qualifying Accounts.............    63

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

     3b   By-Laws of Pacific Bell, as amended to February 26, 1996.

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

(b)  Reports on Form 8-K:

     Form 8-K, Date of Report November 17, 1995, was filed with the  SEC under
     Item 5 describing a class action complaint.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   PACIFIC BELL

                                   BY /s/ Peter A. Darbee
                                      -------------------------
                                      Peter A. Darbee,
                                      Vice President, Chief
                                      Financial Officer and Controller
                                      (Principal Financial and
                                      Accounting Officer)


                                   DATE:  March 22, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

David W. Dorman,*   Chairman of the Board, President and Chief Executive
                    Officer

Peter A. Darbee,    Vice President, Chief Financial Officer and Controller

Gilbert F. Amelio,* Director                      Lewis E. Platt,* Director

William P. Clark,* Director                           Toni Rembe,* Director

Herman E. Gallegos,* Director                  S. Donley Ritchey,* Director

Frank C. Herringer,* Director               Richard M. Rosenberg,* Director

Mary S. Metz,* Director

*BY  /s/ Peter A. Darbee
     -----------------------
     Peter A. Darbee, attorney-in-fact

DATE:  March 22, 1996

                          PACIFIC BELL AND SUBSIDIARIES

              SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                             (Dollars in millions)

---------------------------------------------------------------------------
   Col. A           Col. B             Col. C            Col. D     Col. E
---------------------------------------------------------------------------
Allowance for Doubtful Accounts
-------------------------------
                                    Additions
                              ----------------------
                                  (1)         (2)
                                Booked as   Charged
                 Balance at    Reductions   to Other             Balance at
                End of Prior  to Revenues   Accounts  Deductions   End of
                   Period         (a)         (b)         (c)      Period
---------------------------------------------------------------------------
Year 1995          $132           $166        $147        $314      $131
Year 1994          $136           $135        $143        $282      $132
Year 1993          $127           $147        $140        $278      $136
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

Reserve for Restructuring
-------------------------
                                    Additions
                              ----------------------
                                  (1)         (2)
                                Charged     Charged
                 Balance at    to Costs     to Other             Balance at
                End of Prior  and Expenses  Accounts  Deductions   End of
                   Period         (d)         (e)         (f)      Period
---------------------------------------------------------------------------
Year 1995        $  819           $  -         $ -        $600    $  219
Year 1994        $1,097           $  -         $ -        $278    $  819
Year 1993        $  101           $977         $43        $ 24    $1,097
===========================================================================

(d) In 1993 recorded a pre-tax restructuring charge to recognize the incremental cost of force reductions.
(e) Amounts in this column reflect items capitalized to construction.
(f) The 1995 and 1994 amounts reflect $219 and $62 million of costs, respectively, for enhanced retirement benefits paid from pension fund assets which do not require current outlays of the Company's funds.

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

     3b   By-Laws of Pacific Bell, as amended to February 26, 1996.

     4 No instrument which defines the rights of holders of long- and intermediate-term debt of Pacific Bell and its subsidiaries is filed herewith pursuant to Regulation S-K, Item 601(b)(4)(iii)(A). Pursuant to this regulation, Pacific Bell hereby agrees to furnish a copy of any such instrument to the SEC upon request.

     2    Computation of Ratio of Earnings to Fixed Charges.

     23   Consent of Coopers & Lybrand L.L.P.

     24 Powers of Attorney executed by Directors and Officers who signed this Form 10-K.

     27   Financial Data Schedule for Pacific Bell Form 10-K.