Form 10-Q
period 1996-03-31
PACIFIC BELL
filed 1996-05-14
CIK 75641

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1996

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

        At April 30, 1996, 224,504,982 common shares were outstanding.


THE REGISTRANT, A WHOLLY OWNED SUBSIDIARY OF PACIFIC TELESIS GROUP, MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION H(2).

                         PACIFIC BELL AND SUBSIDIARIES

                               TABLE OF CONTENTS


                                                                         Page
                                                                        Number
                                                                        ------

PART I.  FINANCIAL INFORMATION
- ------------------------------

Item 1.  Financial Statements

            Review Report of Independent Accountants ..............        1

            Condensed Consolidated Statements of Income ...........        2

            Condensed Consolidated Balance Sheets .................        3

            Condensed Consolidated Statements of Cash Flows .......        4

            Notes to Condensed Consolidated Financial Statements ..        5

Item 2.  Management's Discussion and Analysis of Results of
            Operations ............................................        8


PART II.  OTHER INFORMATION
- ---------------------------

Item 6.  Exhibits and Report on Form 8-K .........................        17


SIGNATURE ........................................................        18
- ---------

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements


                   REVIEW REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Shareowner of Pacific Bell:



We have reviewed the accompanying condensed consolidated balance sheet of Pacific Bell and Subsidiaries (the "Company") as of March 31, 1996, and the related condensed consolidated statements of income and cash flows for the three-month periods ended March 31, 1996 and 1995. These financial statements are the responsibility of the Company's management.

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

The Company discontinued application of Statement of Financial Accounting Standards No. 71 effective third quarter 1995.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Pacific Bell and Subsidiaries as of December 31, 1995, and the related consolidated statements of income, shareowner's equity, and cash flows for the year then ended (not presented herein); and in our report dated February 22, 1996, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1995, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



/s/ Coopers & Lybrand L.L.P.

San Francisco, California

May 13, 1996

                         PACIFIC BELL AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)



                                                        For the 3 Months Ended
                                                                March 31,
                                                        ----------------------
(Dollars in millions)                                          1996    1995
- ------------------------------------------------------------------------------
OPERATING REVENUES:
Local service..........................................      $  960   $ 931
Network access:
   Interstate..........................................         443     431
   Intrastate..........................................         178     166
Toll service...........................................         312     314
Other service revenues.................................         390     370
                                                             ------  ------
TOTAL OPERATING REVENUES...............................       2,283   2,212
                                                             ------  ------
OPERATING EXPENSES:
Cost of products and services..........................         442     499
Customer operations and selling expenses...............         462     436
General, administrative, and other expenses............         311     302
Property and other taxes...............................          44      45
Depreciation and amortization..........................         452     460
                                                             ------  ------
TOTAL OPERATING EXPENSES...............................       1,711   1,742
                                                             ------  ------
OPERATING INCOME.......................................         572     470
Interest expense.......................................          88     108
Miscellaneous income (expense)-net.....................           3      20
                                                             ------  ------
INCOME BEFORE INCOME TAXES.............................         487     382
Income taxes...........................................         197     136
                                                             ------  ------
NET INCOME.............................................      $  290   $ 246
===========================================================================

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

                         PACIFIC BELL AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                   March 31,   December 31,
(Dollars in millions)                                1996          1995
- ---------------------------------------------------------------------------
ASSETS:                                          (Unaudited)

Cash and cash equivalents.........................  $    53        $    68
Accounts receivable - (net of allowance for
  uncollectibles of $140 and $131 in 1996
  and 1995, respectively).........................    1,416          1,475
Prepaid expenses and other current assets.........      813            802
                                                    -------        -------
Total current assets..............................    2,282          2,345
                                                    -------        -------
Property, plant, and equipment - at cost..........   26,994         26,688
  Less:  accumulated depreciation.................  (15,880)       (15,608)
                                                    -------        -------
Property, plant, and equipment - net..............   11,114         11,080
                                                    -------        -------
Other noncurrent assets...........................      475            474
                                                    -------        -------
TOTAL ASSETS......................................  $13,871        $13,899
                                                    =======        =======
LIABILITIES AND SHAREOWNER'S EQUITY:

Accounts payable and accrued liabilities..........  $ 1,943         $2,109
Debt maturing within one year.....................      537            781
Other current liabilities.........................      488            552
                                                    -------        -------
Total current liabilities.........................    2,968          3,442
                                                    -------        -------
Long-term obligations.............................    4,955          4,608
                                                    -------        -------
Deferred income taxes.............................      330            321
                                                    -------        -------
Other noncurrent liabilities and deferred credits.    2,378          2,417
                                                    -------        -------
Commitments and contingencies (Note B)

Common stock ($1.00 stated value, 300,000,000
  shares authorized, 224,504,982 shares issued
  and outstanding)................................      225            225
  Additional paid-in capital......................    5,458          5,387
  Accumulated deficit.............................   (2,443)        (2,501)
                                                     ------        -------

Total shareowner's equity.........................    3,240          3,111
                                                    -------        -------
TOTAL LIABILITIES AND SHAREOWNER'S EQUITY.........  $13,871        $13,899
==========================================================================

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

                         PACIFIC BELL AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                  (Unaudited)

                                                        For the 3 Months Ended
                                                                March 31,
                                                        ----------------------
(Dollars in millions)                                       1996      1995
- ------------------------------------------------------------------------------
CASH FROM (USED FOR) OPERATING ACTIVITIES:
Net income...........................................       $290      $246
Adjustments to net income:
  Depreciation and amortization......................        452       460
  Change in deferred income taxes....................          2         7
  Unamortized investment tax credits.................        (11)      (12)
  Changes in operating assets and liabilities:
     Accounts receivable.............................         70       186
     Prepaid expenses and other current assets.......        (16)       (7)
     Other noncurrent assets.........................          2        13
     Accounts payable and accrued liabilities........       (180)     (238)
     Other current liabilities.......................        (64)      (12)
     Noncurrent liabilities and deferred credits.....        (28)      (30)
  Other adjustments, net.............................          3        (5)
                                                          ------    ------
Cash from operating activities.......................        520       608
                                                          ------    ------
CASH FROM (USED FOR) INVESTING ACTIVITIES:
Additions to property, plant, and equipment..........       (469)     (331)
Other investing activities, net......................         (7)        -
                                                          ------    ------
Cash used for investing activities...................       (476)     (331)
                                                          ------    ------
CASH FROM (USED FOR) FINANCING ACTIVITIES:
Equity infusion from parent..........................         70         -
Dividends paid.......................................       (231)     (242)
Proceeds from issuance of long-term debt.............        248         -
Decrease in short-term borrowings, net...............       (244)      (54)
Other financing activities, net......................         98        (1)
                                                          ------    ------
Cash used for financing activities...................        (59)     (297)
                                                          ------    ------
Decrease in cash and cash equivalents................        (15)      (20)
Cash and cash equivalents at January 1...............         68        62
                                                          ------    ------
Cash and cash equivalents at March 31................       $ 53      $ 42
                                                          ======    ======
- --------------------------------------------------------------------------
Cash payments for:
  Interest...........................................       $120      $127
  Income taxes.......................................       $  -      $  -
==========================================================================
The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

                         PACIFIC BELL AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


A.   BASIS OF PRESENTATION

     The Condensed Consolidated Financial Statements include the accounts of Pacific Bell, and its wholly owned subsidiaries, Pacific Bell Directory, Pacific Bell Information Services, Pacific Bell Mobile Services, Pacific Bell Internet Services, Pacific Bell Network Integration and others, hereinafter referred to as the "Company." All significant intercompany balances and transactions have been eliminated. The Condensed Consolidated Financial Statements reflect reclassifications made to conform with the current year presentation.

     The Condensed Consolidated Financial Statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") applicable to interim financial information. Certain information and footnote disclosures included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in these interim statements pursuant to such SEC rules and regulations. Management recommends that these interim financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's 1995 annual report on Form 10-K. Effective third quarter 1995, the Company discontinued accounting under Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation."

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


 B.  COMMITMENTS AND CONTINGENCIES

     Merger Agreement

     On April 1, 1996, SBC Communications Inc. ("SBC") and Pacific Telesis, the Company's parent, jointly announced a definitive agreement whereby Pacific Telesis will become a wholly owned subsidiary of SBC. Under terms of the merger agreement, each share of Pacific Telesis common stock will be exchanged for 0.733 shares of SBC common stock, subject to adjustment. The transaction, which has been approved by the Board of Directors of each company, is intended to be accounted for as a pooling of interests and to be a tax-free reorganization. Completion of the merger is subject to certain conditions, including regulatory approvals and approval by the shareowners of each company.

                         PACIFIC BELL AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


 B.  COMMITMENTS AND CONTINGENCIES (Continued)

     Purchase Commitments

     In December 1994, the Company contracted for the purchase of up to $2 billion of Advanced Communications Network facilities, which will incorporate emerging technologies. The Company is committed to purchase these facilities in 1998 if they meet certain quality and performance criteria. Management expects the purchase amount to be less than $800 million in 1998.

     As of March 31, 1996 the Company had purchase commitments of about $260 million remaining in connection with its previously announced program for deploying an all digital switching platform with ISDN and SS-7 capabilities.

     Revenues Subject to Refund

     In 1992,  the California  Public Utilities Commission  ("CPUC") issued  a decision adopting, with modification, SFAS 106, "Employers' Accounting for Postretirement Benefits Other than Pensions," for regulatory accounting purposes. Annual price cap decisions by the CPUC granted the Company approximately $100 million in each of the years 1993-1996 for partial recovery of higher costs under SFAS 106. However, the CPUC in October 1994 reopened the proceeding to determine the criteria for exogenous cost treatment and whether the Company should continue to recover these costs. The CPUC's order held that related revenues collected after October 12, 1994, are subject to refund plus interest. It is possible that the CPUC could decide this issue in the near term, and that the decision could have a material adverse effect on the Company. Related revenues subject to refund totaled about $147 million at March 31, 1996. Management believes postretirement benefits costs are appropriately recoverable in the Company's price cap filings.

                         PACIFIC BELL AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


 B.  COMMITMENTS AND CONTINGENCIES (Continued)

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains historical information and certain forward-looking statements that involve potential risks and uncertainties. Pacific Bell's (the "Company") actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed herein and those discussed in "Management's Discussion and Analysis of Results of Operations" included in the Company's December 31, 1995 Form 10-K. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to revise or update these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

RESULTS OF OPERATIONS

The following discussions and data compare the results of operations of the Company for the three-month period ended March 31, 1996 to the corresponding period in 1995. Results for the first three months of 1996 may not be indicative of results for the full year.

A summary of selected operating data is shown below:

                                                        For the 3 Months Ended
                                                                March 31,
                                                        ----------------------
                                                                          %
Operating Statistics                                     1996    1995  Change
- ------------------------------------------------------------------------------
Return on shareowner's equity (%)..................      36.6    15.8       -
Capital expenditures ($mil)........................       487     290    67.9
Total employees at March 31........................    46,817  49,884    -6.1
Telephone network employees at March 31*...........    44,151  47,183    -6.4
Telephone network employees per ten thousand
  access lines*....................................      28.1    31.2    -9.9
==============================================================================
* Excludes Pacific Bell Directory and Pacific Bell Mobile Services employees.

Earnings
- --------

For first quarter 1996, the Company reported earnings of $290 million, compared to $246 million for first quarter 1995. This represents an increase of 17.9 percent.

The Company's first quarter results reflect a significant increase in access line growth, highlighting the Company's success in marketing additional access lines for the home and paralleling California's continued economic resurgence. The California Public Utilities Commission ("CPUC") authorized facilities-based local services competition effective January 1996, and resale competition effective March 1996. As of March 31, 1996, this recently authorized local competition had not caused a significant effect on the Company's earnings. Management is concerned, however, that under certain scenarios such competition could deprive the Company of the opportunity to earn a fair rate-of-return depending on the outcome of certain open issues in the local competition rules proceeding.

                                                        For the 3 Months Ended
                                                                March 31,
                                                        ----------------------
                                                                          %
Volume Indicators                                        1996    1995  Change
- ------------------------------------------------------------------------------
  Switched access lines at March 31 (thousands)......   15,716 15,133     3.9
        Residence....................................    9,828  9,533     3.1
        Business.....................................    5,680  5,392     5.3
        Other........................................      208    208       -

  ISDN access lines at March 31......................       65     27   140.7
  (thousands, included in above)

  Interexchange carrier access
   minutes-of-use (millions).........................   15,518 14,096    10.1
        Interstate...................................    8,356  7,873     6.1
        Intrastate...................................    7,162  6,223    15.1

  Toll messages (millions)...........................    1,249  1,163     7.4
  Toll minutes-of-use (millions).....................    3,805  3,567     6.7

  Voice mailbox equivalents at March 31 (thousands)..    1,501  1,200    25.1
  Custom calling services at March 31 (thousands)....    7,343  6,683     9.9
==============================================================================

The total number of access lines in service grew to 15,716 thousand, an increase of 3.9 percent for the twelve months ended March 31, 1996. The residential access line growth rate increased to 3.1 percent for the twelve months ended March 31, 1996 from 1.9 percent last year. Changes in technology, telecommuting and the Company's increased marketing efforts are fueling increased demand for additional telephone lines in the home. Second access lines in residences grew 11.0 percent, from 1,665 thousand lines to 1,848 thousand lines. The growth rate in business access lines climbed to 5.3 percent for the twelve months ended March 31, 1996 from 4.0 percent last year. The growth in business access lines reflects increased employment levels in California. The number of ISDN lines in service increased 140.7 percent for the twelve months ended March 31, 1996 as customers increased telecommuting and demanded faster data transmission and Internet access. Sales of the Company's high-speed data transmission products are growing rapidly due to improved market segmentation and sales training.

Access minutes-of-use represent the volume of traffic carried by interexchange carriers over the Company's local networks. Access minutes-of-use for the three months ended March 31, 1996 increased by 10.1 percent compared to a 9.1 percent increase during the same period last year due primarily to economic growth.

Toll messages and minutes-of-use are comprised of Message Telecommunications Service and Optional Calling Plans ("local toll") as well as WATS and terminating 800 services. For the three months ended March 31, 1996, toll minutes-of-use increased by 6.7 percent. The increase was driven by economic growth partially offset by competitive losses.

High demand for the Company's voice mail products continued in 1996. Voice mailbox equivalents in service increased 25.1 percent for the 12 months ended March 31, 1996 to 1,501 thousand. Similarly, demand for Custom Calling Services, such as call waiting, grew 9.9 percent for the 12 months ended March 31, 1996 as customers asked for greater convenience and more control over their telephone communications.

Operating Revenues
- ------------------
                                                        For the 3 Months Ended
                                                                March 31,
                                                         ---------------------
($ millions)                                             1996    1995  Change
- ------------------------------------------------------------------------------
Total operating revenues........................       $2,283  $2,212     $71
                                                                         3.2%
- ------------------------------------------------------------------------------

Revenues for first quarter 1996 increased $71 million from the same period last year primarily due to increased customer demand of $112 million for the Company's telephone services driven by the strengthening of California's economy, partially offset by $30 million of revenue reductions ordered by the Federal Communications Commission ("FCC"). The CPUC issued an order in December 1995 suspending use of the "inflation minus productivity" component of the price cap formula for 1996 through 1998. This action freezes the price caps on most of the Company's regulated services through 1998 except for adjustments due to exogenous costs or price changes approved through the CPUC's application process.

Factors affecting revenue changes for the first quarter of 1996 are summarized in the following table.
                                                                     Total
                                          Price                     Change
                                            Cap           Customer    From
($ millions)                             Orders     Misc.   Demand    1995
- ---------------------------------------------------------------------------
Local service........................       $ -       $ 7     $ 22     $29
Network access:
    Interstate.......................       -30        22       20      12
    Intrastate.......................         -        -9       21      12
Toll service.........................         -       -33       31      -2
Other service revenues...............         -         2       18      20
                                          -----     -----    -----    ----
Total operating revenues.............      -$30      -$11     $112     $71
===========================================================================

The $22 million increase in customer demand for local service is the result of the 3.9 percent growth in access lines and the 9.9 percent growth in custom calling services. These increases were generated by the improved economy in California and the Company's focused customer retention efforts.

The $20 million increase in interstate network access revenues due to customer demand reflects increased interexchange carrier access minutes-of-use, as well as increased access lines. The $21 million customer demand-related increase in intrastate network access revenues also resulted from growth in access minutes-of-use.

The $31 million increase in customer demand-related toll service revenues is driven primarily by increased local toll usage resulting from general economic growth. The customer demand-related increase in local toll service revenues was partially offset by competitive losses in WATS and 800 services. Interexchange carriers currently have the competitive advantage of being able to offer WATS and 800 services both within and between service areas.

The increase in other service revenues reflects the continuing success of the Company's voice mail products and directory operations.


Operating Expenses
- ------------------
                                                      For the 3 Months Ended
                                                             March 31,
                                                      ----------------------
($ millions)                                             1996    1995 Change
- ----------------------------------------------------------------------------
Total operating expenses.......................        $1,711  $1,742  -$31
                                                                      -1.8%
- ----------------------------------------------------------------------------

The decrease in total operating expenses for the three months ended March 31, 1996 compared to the same period in 1995 reflects the Company's continuing cost reduction efforts in the core telephone business. Increased expenses for new business initiatives largely offset these decreases. Primary factors affecting expense changes are summarized below.

                                Salaries    Employee           Subsi-   Total
($ millions)                    & Wages*   Benefits*  Misc.*  diaries  Change
- ------------------------------------------------------------------------------
Cost of products & services....    -$22        -$26    -$ 7     -$ 2     -$57
Customer operations
    & selling expenses.........       6          -5       2       23       26
General, admin.
    & other expenses...........      -5          -1      13        2        9
Property & other taxes.........       -           -      -1        -       -1
Depreciation & amortization....       -           -     -10        2       -8
                                   ----        ----    ----     ----     ----
Total operating expenses.......    -$21        -$32    -$ 3      $25     -$31
==============================================================================
*Excludes Pacific Bell subsidiaries

Salary and wage expense at Pacific Bell, excluding its subsidiaries, decreased $21 million for first quarter 1996 compared to the same period in 1995, primarily due to the continued force reduction programs and decreased overtime in 1996 due to milder weather when compared to 1995. The effect of these decreases was partially offset by wage increases associated with new labor agreements effective August 1995.

Employee benefits expense at Pacific Bell, excluding its subsidiaries, decreased $32 million for the three-month period ending March 31, 1996 compared to the same period in 1995 primarily due to changes in employee benefit plans and benefit plan assumptions. The effect of these decreases was partially offset by increased pension expense as a result of discontinuing the application of Statement of Financial Accounting Standards No. ("SFAS") 71, "Accounting for the Effects of Certain Types of Regulation", that was effective third quarter 1995. Management expects the changes in employee benefit plans and benefit plan assumptions to continue to produce savings throughout the year.

Depreciation expense at Pacific Bell, excluding its subsidiaries, decreased $10 million for the three-month period ending March 31, 1996 compared to the same period in 1995 primarily due to the elimination of the amortization of certain regulatory assets associated with the discontinued application of SFAS
71. The effect of this decrease was partially offset by higher telecommunications plant balances in first quarter 1996.

The Company's subsidiaries total operating expenses increased for first quarter 1996 compared to first quarter 1995 due to expenses for new business initiatives, such as Personal Communications Services ("PCS") and Internet access.


Interest Expense
- ----------------
                                                      For the 3 Months Ended
                                                             March 31,
                                                      ----------------------
($ millions)                                             1996   1995 Change
- ----------------------------------------------------------------------------
Interest expense....................................      $88   $108   -$20
                                                                      -18.5%
- ----------------------------------------------------------------------------

Interest expense for first quarter 1996 decreased compared to the same period in 1995 due primarily to lower interest rates and the change in classification of interest during construction from an item of miscellaneous income to a reduction in interest expense due to the discontinued application of SFAS 71.

Miscellaneous Income (Expense)-Net
- ----------------------------------
                                                      For the 3 Months Ended
                                                             March 31,
                                                      ----------------------
($ millions)                                             1996   1995 Change
- ----------------------------------------------------------------------------
Miscellaneous income (expense)-net.....................    $3    $20   -$17
                                                                     -85.0%
- ----------------------------------------------------------------------------

Miscellaneous income decreased for first quarter 1996 compared to first quarter 1995 primarily due to interest income received on a tax refund in first quarter 1995 and the change in classification of interest during construction from an item of miscellaneous income to a reduction of interest expense.

Income Taxes
- ------------
                                                      For the 3 Months Ended
                                                              March 31,
                                                       ---------------------
($ millions)                                             1996   1995 Change
- ----------------------------------------------------------------------------
Income taxes......................................       $197   $136    $61
                                                                      44.9%
- ----------------------------------------------------------------------------

The increase in income tax expense for first quarter 1996 compared to first quarter 1995 is primarily due to higher pre-tax income, tax adjustments and tax refunds received in 1995.


Status of Reserves
- ------------------

As previously reported, the Company established a restructuring reserve at the end of 1993 to provide for the incremental cost of force reductions and other related costs to restructure its internal business processes through 1997. After new hires, net force reduction for Pacific Bell, excluding its subsidiaries, was approximately 190 employees for the first three months of 1996. A total of $71 million in cash outlays was charged to the reserve in first quarter 1996. These costs were primarily for information systems reengineering and facilities consolidation. As of March 31, 1996, a balance of $148 million remained in the restructuring reserve.

Capital Expenditures
- --------------------

The Company invested $487 million during the first three months of 1996, an increase of 67.9 percent from first quarter 1995, primarily due to investments in the Pacific Bell Mobile Services PCS network and to modernize and expand the Company's core telecommunications network.

CREDIT RATINGS

In March 1996, Moody's Investors Services, Inc. placed the senior long-term debt ratings of the Company under review for possible downgrade. The ratings are still under review.

In April 1996, reflecting the announcement of the merger agreement with SBC Communications Inc. ("SBC"-see below), Standard & Poor's Corporation's credit rating outlook remains negative. Also reflecting the merger announcement, Duff and Phelps, Inc. reaffirmed its ratings of Duff 1+ and Double-A-Minus ("AA-") on the Company's commercial paper and debentures, respectively.

MERGER AGREEMENT

On April 1, 1996, SBC and Pacific Telesis, the Company's parent, jointly announced a definitive agreement whereby Pacific Telesis will become a wholly owned subsidiary of SBC. Under terms of the merger agreement, each share of Pacific Telesis common stock will be exchanged for 0.733 shares of SBC common stock, subject to adjustment. The transaction, which has been approved by the Board of Directors of each company, is intended to be accounted for as a pooling of interests and be a tax-free reorganization. Completion of the merger agreement is subject to certain conditions, including regulatory approvals and approval by the shareowners of each company.


PENDING REGULATORY ISSUES

1996 Interstate Access Charge Filing
- ------------------------------------

In April 1996, the Company filed its 1996 annual access tariff with the FCC. That tariff proposes rate increases of about $24 million for the July 1, 1996 through June 30, 1997 tariff year.

FCC Proposal on Wireless Interconnection
- ----------------------------------------

In January 1996, the FCC released a Notice of Proposed Rulemaking in which the FCC proposed to change the arrangement under which the Company and other local exchange carriers ("LECs") are compensated for interconnecting with and terminating traffic for Commercial Mobile Radio Service ("CMRS") providers (including cellular and PCS providers). Under the FCC's proposal, for an interim period the Company would no longer receive compensation for these functions. Each carrier would terminate traffic for the other at no charge ("bill and keep"). LECs terminate over four times more traffic for CMRS providers than CMRS providers terminate traffic for LECs. The Company has advocated interconnection based on negotiated mutual compensation agreements. It is possible that the FCC could decide this issue in the near term. If adopted, bill and keep would have a material adverse effect on the Company.

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Report on Form 8-K.

  (a)    Exhibits.

         Exhibits identified in parentheses below on file with the SEC are incorporated herein by reference as exhibits hereto. All other exhibits are provided as part of the electronic transmission.

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

  27     Article 5 FDS for 1st Quarter 1996 Form 10-Q.


The Company will furnish to a security holder upon request a copy of any exhibit at cost.

  (b)    Report on Form 8-K.

         Form 8-K, Date of Report February 1, 1996, was filed with the SEC under Item 7, attaching the Underwriting Agreement dated February 1, 1996, between Pacific Bell and the Underwriter in connection with the 5 7/8% Debentures due February 15, 2006 of Pacific Bell.

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





                                           Pacific Bell



                               By  /s/ Peter A. Darbee
                                   ---------------------------------------
                                   Peter A. Darbee
                                   Vice President, Chief Financial Officer
                                   and Controller



May 13, 1996

                                 EXHIBIT INDEX

Exhibits identified in parentheses below on file with the SEC are incorporated
herein by  reference as exhibits hereto.   All other exhibits  are provided as
part of the electronic transmission.

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

  27      Article 5 FDS for 1st Quarter 1996 Form 10-Q.