Form 10-Q
period 1996-06-30
PACIFIC BELL
filed 1996-08-13
CIK 75641

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1996

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

         At July 31, 1996, 224,504,982 common shares were outstanding.


THE REGISTRANT, A WHOLLY OWNED SUBSIDIARY OF PACIFIC TELESIS GROUP, MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION H(2).

                         PACIFIC BELL AND SUBSIDIARIES
                               TABLE OF CONTENTS


                                                                        Page
PART I.  FINANCIAL INFORMATION                                         Number
- ------------------------------                                         ------

Item 1.  Financial Statements

            Review Report of Independent Accountants ..............        1

            Condensed Consolidated Statements of Income ...........        2

            Condensed Consolidated Balance Sheets .................        3

            Condensed Consolidated Statements of Cash Flows .......        4

            Notes to Condensed Consolidated Financial Statements ..        5

Item 2.     Management's Discussion and Analysis of Results of
            Operations ............................................        9


PART II.  OTHER INFORMATION
- ---------------------------

Item 6.     Exhibits ..............................................       18


SIGNATURE ............................................................    19
- ---------

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                   REVIEW REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareowner of Pacific Bell:

We have reviewed the accompanying condensed consolidated balance sheet of Pacific Bell and Subsidiaries (the "Company") as of June 30, 1996 and the related condensed consolidated statements of income for the three- and six-month periods ended June 30, 1996 and 1995, and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 1996 and 1995. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

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

August 12, 1996

                         PACIFIC BELL AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                     For the 3 Months       For the 6 Months
                                      Ended June 30,         Ended June 30,
                                     ----------------       ----------------
(Dollars in millions)                  1996      1995         1996     1995
- ----------------------------------------------------------------------------
OPERATING REVENUES
Local service ...................    $  996    $  928       $1,956   $1,859
Network access:
  Interstate ....................       447       413          890      844
  Intrastate ....................       185       177          363      343
Toll service ....................       316       290          628      604
Other service revenues ..........       408       378          798      748
                                     ------    ------       ------    -----
TOTAL OPERATING REVENUES.........     2,352     2,186        4,635    4,398
                                     ------    ------       ------    -----
OPERATING EXPENSES
Cost of products and services ...       395       425          837      924
Customer operations and
  selling expenses ..............       472       439          934      875
General, administrative, and
  other expenses ................       376       317          687      619
Property and other taxes.........        42        51           86       96
Depreciation and amortization ...       456       460          908      920
                                     ------    ------       ------    -----
TOTAL OPERATING EXPENSES.........     1,741     1,692        3,452    3,434
                                     ------    ------       ------    -----
OPERATING INCOME.................       611       494        1,183      964
Interest expense.................        94       109          182      217
Other income (expense) - net.....        (2)        8            1       28
                                     ------    ------       ------    -----
INCOME BEFORE INCOME TAXES.......       515       393        1,002      775
Income taxes.....................       211       150          408      286
                                     ------    ------       ------   ------
NET INCOME.......................    $  304    $  243       $  594   $  489
============================================================================
The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

                         PACIFIC BELL AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                    June 30,   December 31,
(Dollars in millions)                                 1996         1995
- ---------------------------------------------------------------------------
ASSETS:                                            (Unaudited)

Cash and cash equivalents.........................   $    45       $    68
Accounts receivable - (net of allowances for
  uncollectibles of $142 and $131 in 1996
  and 1995, respectively).........................     1,519         1,475
Prepaid expenses and other current assets.........       874           802
                                                     -------       -------
Total current assets..............................     2,438         2,345
                                                     -------       -------
Property, plant, and equipment - at cost..........    27,422        26,688
  Less:  accumulated depreciation.................   (16,213)      (15,608)
                                                     -------       -------
Property, plant, and equipment - net..............    11,209        11,080
                                                     -------       -------
Other noncurrent assets...........................       467           474
                                                     -------       -------
TOTAL ASSETS......................................   $14,114       $13,899
                                                     =======       =======

LIABILITIES AND SHAREOWNER'S EQUITY:

Accounts payable and accrued liabilities..........   $ 2,052        $2,109
Debt maturing within one year.....................       570           781
Other current liabilities.........................       457           552
                                                     -------       -------
Total current liabilities.........................     3,079         3,442
                                                     -------       -------
Long-term obligations.............................     5,020         4,608
                                                     -------       -------
Deferred income taxes.............................       383           321
                                                     -------       -------
Other noncurrent liabilities and deferred credits.     2,277         2,417
                                                     -------       -------
Commitments and contingencies (Note B)

Common stock ($1.00 stated value, 300,000,000
  shares authorized, 224,504,982 shares issued
  and outstanding)................................       225           225
Additional paid-in capital........................     5,549         5,387
Accumulated deficit...............................    (2,419)       (2,501)
                                                     -------       -------
Total shareowner's equity.........................     3,355         3,111
                                                     -------       -------
TOTAL LIABILITIES AND SHAREOWNER'S EQUITY.........   $14,114       $13,899
===========================================================================
The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

                         PACIFIC BELL AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                                     For the 6 Months Ended
                                                             June 30,
                                                     ----------------------
(Dollars in millions)                                       1996       1995
- ---------------------------------------------------------------------------
CASH FROM (USED FOR) OPERATING ACTIVITIES:
Net income...........................................    $   594    $  489
Adjustments to reconcile net income to cash from
 operating activities:
  Depreciation and amortization......................        908       920
  Change in deferred income taxes....................         64         7
  Unamortized investment tax credits.................        (23)      (25)
  Changes in operating assets and liabilities:
    Accounts receivable..............................        (66)      175
    Prepaid expenses and other current assets........        (28)      (6)
    Other noncurrent assets..........................         (1)      151
    Accounts payable and accrued liabilities.........       (120)     (156)
    Other current liabilities........................        (95)      (11)
    Other noncurrent liabilities and deferred credits       (117)     (235)
  Other adjustments, net.............................          7       (12)
                                                         -------   -------
Cash from operating activities.......................      1,123     1,297
                                                         -------   -------
CASH FROM (USED FOR) INVESTING ACTIVITIES:
Additions to property, plant, and equipment..........     (1,057)     (817)
Other investing activities, net......................        (20)        2
                                                         -------   -------
Cash used for investing activities...................     (1,077)     (815)
                                                         -------   -------
CASH FROM (USED FOR) FINANCING ACTIVITIES:
Equity infusion from parent..........................        162         -
Proceeds from issuance of long-term debt.............        248         -
Dividends paid.......................................       (417)     (477)
Increase (decrease) in short-term borrowings, net....       (223)        1
Proceeds from sale and leaseback transactions........        178         -
Other financing activities, net......................        (17)       (2)
                                                         -------   -------
Cash used for financing activities...................        (69)     (478)
                                                         -------   -------
Increase (decrease) in cash and cash equivalents.....        (23)        4
Cash and cash equivalents at January 1...............         68        62
                                                         -------    -------
Cash and cash equivalents at June 30.................    $    45    $   66
                                                         =======    =======
Cash payments for:
  Interest...........................................    $   175     $ 218
  Income taxes.......................................    $   193     $ 156
===========================================================================
The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements

                         PACIFIC BELL AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

A.   BASIS OF PRESENTATION

     The Condensed Consolidated Financial Statements include the accounts of Pacific Bell, and its wholly-owned subsidiaries, Pacific Bell Directory, Pacific Bell Information Services, Pacific Bell Mobile Services, Pacific Bell Internet Services, Pacific Bell Network Integration and others, hereinafter referred to as the "Company". All significant intercompany balances and transactions have been eliminated. The Condensed Consolidated Financial Statements reflect reclassifications made to conform with the current year presentation. These reclassifications did not affect net income or shareowner's equity.

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


     Change In Estimates

     In March 1996, management amended the salaried pension plan, which changed from a final pay plan to a cash balance plan. As a result of the approval of this plan amendment, in second quarter 1996 the Company updated its actuarial assumptions to reflect changes in market interest rates and recent experience, including a change in its assumption concerning future ad hoc increases in pension benefits. These changes in estimates increased net income by approximately $37 million for second quarter 1996 in comparison to the same period in 1995.

                         PACIFIC BELL AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


B.   COMMITMENTS AND CONTINGENCIES

     Merger Agreement

     On April 1, 1996, SBC Communications Inc. ("SBC") and Pacific Telesis, the Company's parent, jointly announced a definitive agreement whereby Pacific Telesis will become a wholly-owned subsidiary of SBC. Under terms of the merger agreement, each share of Pacific Telesis common stock will be exchanged for 0.733 shares of SBC common stock, subject to adjustment. The transaction is intended to be accounted for as a pooling of interests and to be a tax-free reorganization. On July 31, 1996, the shareowners of Pacific Telesis and SBC approved the transaction, which previously had been approved by the respective Board of Directors of each company. The merger is subject to certain conditions and regulatory approvals, including approval by the California Public Utilities Commission ("CPUC"), which has established a schedule for review of the transaction with final comments from interested parties due in December 1996. If approvals are granted, the transaction is expected to close in the first quarter of 1997.

     Purchase Commitments

     In December 1994, the Company contracted for the purchase of up to $2 billion of Advanced Communications Network facilities, which will incorporate emerging technologies. The Company is committed to purchase these facilities in 1998 if they meet certain quality and performance criteria. Management now expects the actual amount of these facilities purchased in 1998 will be less than $800 million.

     As  of  June 30,  1996, the  Company  had purchase  commitments  of about
     $232 million remaining in connection with its previously announced program for deploying an all digital switching platform with ISDN and SS-7 capabilities.

                         PACIFIC BELL AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


B.   COMMITMENTS AND CONTINGENCIES (Cont'd)

     Revenues Subject to Refund

     In 1992, the CPUC issued a decision adopting, with modification, SFAS 106, "Employers' Accounting for Postretirement Benefits Other than Pensions," for regulatory accounting purposes. Annual price cap decisions by the CPUC granted the Company approximately $100 million in each of the years 1993-1996 for partial recovery of higher costs under SFAS 106. However, the CPUC in October 1994 reopened the proceeding to determine the criteria for exogenous cost treatment and whether the Company should continue to recover these costs. The CPUC's order held that related revenues collected after October 12, 1994 are subject to refund plus interest. It is possible that the CPUC could decide this issue in the near term, and that the decision could have a material adverse effect on the Company. Related revenues subject to refund totaled about $172 million at June 30, 1996. Management believes postretirement benefits costs are appropriately recoverable in the Company's price cap filings.

     Property Tax Investigation

     In 1992, a settlement agreement was reached between the State Board of Equalization, all California counties, the State Attorney General, and 28 utilities, including the Company, on a specific methodology for valuing utility property for property tax purposes. The CPUC opened an investigation to determine if any resulting property tax savings should be returned to customers. Intervenors have asserted that as much as
     $20 million of annual property tax savings should be treated as an exogenous cost reduction in the Company's annual price cap filings. These intervenors have also asserted that past property tax savings totaling as much as approximately $60 million as of June 30, 1996, plus interest should be returned to customers. Management believes that, under the CPUC's regulatory framework, any property tax savings should be treated only as a component of the calculation of shareable earnings. In an Interim Opinion issued in June 1995, the CPUC decided to defer a final decision on this matter pending resolution of the criteria for exogenous cost treatment under its regulatory framework. The criteria are being considered in a separate proceeding initiated for rehearing of the CPUC's postretirement benefits other than pensions decision discussed above. It is possible that the CPUC could decide this issue in the near term, and that the decision could have a material adverse effect on the Company.

                         PACIFIC BELL AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


C.   SUBSEQUENT EVENT

     In August 1996, the Company issued $250 million of 6.875 percent debentures due August 15, 2006. The debentures may not be redeemed prior to maturity. The proceeds from the sale of the debentures will be used to reduce short-term debt incurred to retire the Company's debentures totalling approximately $500 million in December 1995.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

Except for historical information contained herein, this quarterly report on Form 10-Q contains certain forward-looking statements that involve potential risks and uncertainties. Pacific Bell's (the "Company") future results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed herein and those discussed in "Management's Discussion and Analysis of Results of Operations" included in the Company's December 31, 1995 Form 10-K. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to revise or update these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

RESULTS OF OPERATIONS

The following discussions and data compare the results of operations of the Company for the six-month period ended June 30, 1996 to the corresponding period in 1995. Results for the first six months of 1996 may not be indicative of results for the full year.

A summary of selected operating data is shown below:

                                                    For the 6 Months Ended
                                                            June 30,
                                                    ----------------------
                                                                       %
Operating Statistics                                 1996     1995  Change
- --------------------------------------------------------------------------
Return on shareowner's equity (%)...............     36.8     15.7       -
Capital expenditures ($mil).....................    1,026      766    33.9
Total employees at June 30......................   46,604   49,419    -5.7
Telephone network employees at June 30*.........   43,876   46,802    -6.3
Telephone network employees per ten thousand
  access lines*.................................     27.6     30.8   -10.4
==========================================================================
*  Excludes Pacific Bell Directory and Pacific Bell Mobile Services employees.

Earnings
- --------

Fueled by increases in customer access line growth, marketing efforts, a rebound in the California economy and continued cost containment, offset by costs for this year's new business initiatives, the Company reported net income of $594 million for the first six months of 1996, a 21.5 percent increase over the $489 million reported for the same period last year. (See "Change In Estimates" under Note A on page 5.)

For the first six months in 1995, pressure on earnings resulted from incremental labor expense associated with the severe storms in early 1995. These earnings decreases in 1995 were partially offset by the Company's ongoing cost-reduction efforts.

The California Public Utilities Commission ("CPUC") authorized facilities-based local services competition effective January 1996, and resale competition effective March 1996. As of June 30, 1996, such competition had not yet had a significant effect on the Company's earnings. Management is concerned, however, that depending on the outcome of certain open issues in the local competition rules proceedings, such competition could deprive the Company of the opportunity to earn a fair rate-of-return.

For a discussion on a recent FCC order that may affect future earnings, see "FCC Interconnection Order" and "FCC Proposal on Wireless Interconnection" on page 16.
                                                    For the 6 Months Ended
                                                            June 30,
                                                    ----------------------
                                                                       %
Volume Indicators                                    1996     1995  Change
- --------------------------------------------------------------------------
Switched access lines in service
 at June 30 (thousands)..........................  15,917   15,209     4.7
    Residence....................................   9,950    9,547     4.2
    Business.....................................   5,758    5,453     5.6
    Other........................................     209      209       -
    ISDN access lines (Included in above
      access lines)..............................      77       34   126.5

Interexchange carrier access
  minutes-of-use (millions)...................... *31,345   28,476   *10.1
    Interstate................................... *16,883   15,736    *7.3
    Intrastate................................... *14,462   12,740   *13.5

Toll messages (millions).........................   2,542    2,363     7.6
  Toll minutes-of-use (millions).................   7,627    7,139     6.8

Voice mailbox equivalents at June 30 (thousands).   1,585    1,278    24.0
Custom calling services at June 30 (thousands)...   7,512    6,857     9.6
==========================================================================
* Preliminary

The total number of access lines in service grew to 15.917 million, an increase of 4.7 percent for the twelve months ended June 30, 1996. This is an improvement over the 2.8 percent increase for the same period last year. The residential access line growth rate increased to 4.2 percent for the twelve months ended June 30, 1996, from 2.1 percent last year. Changes in technology, telecommuting, Internet access and the Company's marketing efforts continue to fuel increased demand for additional telephone lines in the home. Second access lines in residences grew 13.9 percent from 1.685 million lines to 1.919 million lines for the twelve months ended June 30, 1996. The growth rate in business access lines was 5.6 percent for the twelve months ended June 30, 1996, up from 4.0 percent for the same period last year. The number of ISDN lines in service for the Company grew to 77 thousand, an increase of
126.5 percent for the twelve months ended June 30, 1996, as customers increased telecommuting and demanded faster data transmission and Internet access. Accelerated demand for the Company's high-speed data transmission continued through the second quarter due to the Company's intensified marketing efforts.

Access minutes-of-use represent the volume of traffic carried by interexchange carriers over the Company's local network. Total access minutes-of-use for the six months ended June 30, 1996 increased by 10.1 percent (preliminary) over the same period last year. The increase in access minutes-of-use was primarily attributable to economic growth.

Toll messages and minutes-of-use are comprised of Message Telecommunications Service and Optional Calling Plans ("local toll") as well as WATS and terminating 800 services. For the six months ended June 30, 1996, toll minutes-of-use increased by 6.8 percent driven by economic growth.

High demand for the Company's voice mail products continued in 1996. Voice mailbox equivalents in service increased 24.0 percent for the twelve months ended June 30, 1996 to 1.585 million. Similarly, demand for custom calling services, such as call waiting, grew 9.6 percent for the twelve months ended June 30, 1996 due to a rebound in the California economy and the Company's focused customer retention efforts.

Operating Revenues
- ------------------
                                                     For the 6 Months Ended
                                                             June 30,
                                                     ----------------------
($ millions)                                         1996     1995   Change
- ---------------------------------------------------------------------------
Total operating revenues .......................   $4,635   $4,398     $237
                                                                       5.4%
- ---------------------------------------------------------------------------

Revenues for the first six months of 1996 increased from the same period last year primarily due to increased customer demand for the Company's telephone services driven by marketing efforts and a rebound in the California economy. Revenues for the six months ended June 30, 1996 were offset by $60 million due to the Federal Communications Commission ("FCC") price cap order for the fiscal year ending June 30, 1996. For the 1996 annual access tariff filing effective July 1, 1996, see "FCC Annual Access Tariff Filing and Regulatory Framework Review" on page 17. The CPUC price cap order effective January 1, 1996, had a minimal effect on the Company's revenues due to an order in December 1995 suspending use of the "inflation minus productivity" component of the price cap formula for 1996 through 1998. This action freezes the price caps on most of the Company's regulated services through 1998 except for adjustments due to exogenous costs or price changes approved through the CPUC's application process.

Factors affecting revenue changes are summarized in the following table.

                                                                     Total
                                         Price                      Change
                                           Cap           Customer     From
                                        Orders    Misc.    Demand     1995
- --------------------------------------------------------------------------
Local service........................     $  -      $17      $ 80     $ 97
Network access
  Interstate.........................      -60       59        47       46
  Intrastate.........................        -      -12        32       20
Toll service.........................        -      -27        51       24
Other service revenues...............        -       10        40       50
                                         -----    -----     -----     ----
Total operating revenues.............     $-60      $47      $250     $237
==========================================================================

The $80 million increase in customer demand for local service revenues is the result of the 4.7 percent growth in access lines and the 9.6 percent growth in custom calling services. These increases were generated by a rebound in the California economy and the Company's focused customer retention efforts. In addition for the second quarter 1996, the Company introduced a new feature, "Call Return," on a "pay-per-use" basis in April 1996 that generated revenues of approximately $15 million for the quarter.

The $47 million increase in interstate network access revenues due to customer demand reflects increased interexchange carrier access minutes-of-use, as well as increased access lines. The $32 million customer demand-related increase in intrastate network access revenues also resulted from growth in access minutes-of-use.

The $51 million increase in toll service revenues due to customer demand was driven primarily by increased local toll usage resulting from general economic growth. The customer demand-related increase in local toll service revenues was partially offset by competitive losses in WATS and 800 services. Interexchange carriers currently have the competitive advantage of being able to offer WATS and 800 service both within and between service areas.

The $40 million increase in other service revenues due to customer demand reflects the continuing success of the Company's voice mail products and directory operations. In addition, primarily in the second quarter 1996, customer demand-related revenues increased in the Company's network integration services.


Operating Expenses
- ------------------
                                                    For the 6 Months Ended
                                                            June 30,
                                                    ----------------------
($ millions)                                        1996     1995   Change
- --------------------------------------------------------------------------
Total operating expenses.......................   $3,452   $3,434      $18
                                                                      0.5%
- --------------------------------------------------------------------------

The increase in total operating expenses for the six months ended June 30, 1996 compared to the same period in 1995 reflects costs for the Company's new business initiatives. Increased expenses were partially offset by cost reductions from the Company's ongoing efficiency efforts and savings due to changes in employee benefit plans and benefit plan assumptions. Primary factors affecting expense changes are summarized below.

                                Salaries  Employee          Subsi-    Total
($ millions)                    & Wages*  Benefits*  Misc.  diaries  Change
- ---------------------------------------------------------------------------
Cost of products and services..     -$18       -$66    $ 2     -$ 5    -$87
Customer operations
  and selling expenses.........        3        -36     26       66      59
General, administrative
  and other expenses...........        -          6     57        5      68
Property and other taxes.......        -          -    -10        -     -10
Depreciation and amortization..        -          -    -14        2     -12
                                    ----       ----   ----     ----    ----
Total operating expenses.......     -$15       -$96    $61      $68     $18
===========================================================================
*  Excludes Pacific Bell subsidiaries.

Salary and wage expense at the Company, excluding its subsidiaries, decreased $15 million for the six-month period ended June 30, 1996 compared to the same period in 1995, primarily due to the continued force reduction programs and decreased overtime in first quarter 1996 due to milder weather when compared to 1995. The effect of these decreases was partially offset by wage increases associated with new labor agreements effective August 1995 and overtime due to increased business volumes.

Employee benefits expense at the Company, excluding its subsidiaries, decreased $96 million for the six-month period ended June 30, 1996 compared to the same period in 1995 primarily due to changes in employee benefit plans and a related remeasurement of benefit plan expense. The changes in employee benefit plans and benefit plan assumptions will continue to produce savings throughout the year and in future periods. (See "Change In Estimates" under Note A on page 5.)

Excluding its subsidiaries, the Company's miscellaneous customer operations and selling expenses, and general, administrative and other expenses increased for the six-month period ended June 30, 1996 compared to 1995 primarily due to increased contract services and advertising associated with Caller ID.

Excluding its subsidiaries, the Company's miscellaneous property and other taxes decreased for the six-month period ended June 30, 1996 compared to 1995 primarily due to nonrecurring audit adjustments accrued in 1995.

Depreciation expense at the Company, excluding its subsidiaries, decreased $14 million for the six-month period ended June 30, 1996 compared to 1995 primarily due to the elimination of the amortization of certain regulatory assets associated with the discontinued application of Statement of Financial Accounting Standards No. ("SFAS") 71, "Accounting for the Effects of Certain Types of Regulation." The effect of this decrease was partially offset by higher telecommunications plant balances.

The Company's subsidiaries total operating expenses increased for the six-month period ended June 30, 1996 compared to 1995 due to new business initiatives, such as Personal Communications Services ("PCS") and Internet access.

Interest Expense
- ----------------
                                                    For the 6 Months Ended
                                                            June 30,
                                                    ----------------------
($ millions)                                        1996     1995   Change
- --------------------------------------------------------------------------
Interest expense................................    $182     $217    -$ 35
                                                                    -16.1%
- --------------------------------------------------------------------------

Interest expense decreased for the six-month period ended June 30, 1996 compared to 1995 primarily due to lower interest rates and a change in classification of interest capitalized during construction from an item of other income to a reduction in interest expense due to the discontinued application of SFAS 71.

Other Income (Expense) - Net
- ----------------------------
                                                    For the 6 Months Ended
                                                            June 30,
                                                    ----------------------
($ millions)                                        1996     1995   Change
- --------------------------------------------------------------------------
Other income (expense) - net ..................      $ 1     $ 28    -$ 27
                                                                    -96.4%
- --------------------------------------------------------------------------

Other income (expense) - net decreased for the six-month period ended June 30, 1996 compared to 1995 primarily due to interest income received on a tax refund in first quarter 1995 and a change in classification of interest capitalized during construction from an item of miscellaneous income to a reduction of interest expense.

Income Taxes
- ------------
                                                    For the 6 Months Ended
                                                            June 30,
                                                    ----------------------
($ millions)                                        1996     1995   Change
- --------------------------------------------------------------------------
Income taxes......................................  $408     $286     $122
                                                                     42.7%
- --------------------------------------------------------------------------

The increase in income tax expense for the six-month period ended June 30, 1996 compared to 1995 is primarily due to higher pre-tax income and tax adjustments.


Status of Reserves
- ------------------

As previously reported, the Company established a restructuring reserve at the end of 1993 to provide for the incremental cost of force reductions and other related costs to restructure its internal business processes through 1997. After new hires, net force reduction for the Company, excluding its subsidiaries, was approximately 810 employees for the first six months of 1996. A total of $89 million in cash outlays was charged to the reserve in the first half of 1996. These costs were for business infrastructure, information system standards, service delivery and facilities consolidation. In 1995, the Company charged $219 million to the restructuring reserve for the cost through 1997 of enhanced retirement benefits negotiated in the 1995 union contracts. Upon further study, the Company has revised its estimate of these retirement costs. Consequently, $64 million of these 1995 noncash charges were reversed in second quarter 1996. There was no effect on net income from either the 1995 charge or the 1996 change in estimate. As of June 30, 1996 a balance of $194 million remained in the restructuring reserve.

Capital Expenditures
- --------------------

The Company invested $1,026 million during the first half of 1996, primarily due to investments in the Pacific Bell Mobile Services PCS network and to modernize and expand the Company's core telecommunications network.


CREDIT RATINGS

In March 1996, Moody's Investors Services, Inc. placed the senior long-term debt ratings of the Company under review for possible downgrade. The ratings are still under review.

In April 1996, reflecting the announcement of the merger agreement with SBC, Standard & Poor's Corporation's credit rating outlook remains negative. (See "Merger Agreement" under Note B on page 7.) Also reflecting the merger agreement announcement, Duff and Phelps, Inc. reaffirmed its ratings of Duff 1+ and Double-A-Minus ("AA-") on the Company's commercial paper and debentures, respectively.

MERGER AGREEMENT

On April 1, 1996, SBC and Pacific Telesis, the Company's parent, jointly announced a definitive agreement whereby Pacific Telesis will become a wholly-owned subsidiary of SBC. Under terms of the merger agreement, each share of Pacific Telesis common stock will be exchanged for 0.733 shares of SBC common stock, subject to adjustment. The transaction is intended to be accounted for as a pooling of interests and to be a tax-free reorganization. On July 31, 1996, the shareowners of Pacific Telesis and SBC approved the transaction, which previously had been approved by the respective Board of Directors of each company. The merger is subject to certain conditions and regulatory approvals, including approval by the CPUC, which has established a schedule for review of the transaction with final comments from interested parties due in December 1996. If approvals are granted, the transaction is expected to close in the first quarter of 1997.


PENDING REGULATORY ISSUES

FCC Interconnection Order
- -------------------------

In August 1996, the FCC released a decision (the "Interconnection Order") which, among other things, will affect revenues collected for carrier access used by interexchange carriers ("IECs") and for unbundled network elements used by competitive local carriers ("CLCs"). Management is currently reviewing this decision to assess the impact it will have on the Company.

FCC Proposal on Wireless Interconnection
- ----------------------------------------

In January 1996, the FCC released a Notice of Proposed Rulemaking in which the FCC proposed to change the arrangement under which the Company and other local exchange carriers ("LECs") are compensated for interconnecting with and terminating traffic for Commercial Mobile Radio Service ("CMRS") providers (including cellular and PCS providers). The Interconnection Order superseded this Notice of Proposed Rulemaking and will result in the Company providing interconnection at lower prices than those now in effect. Management is currently reviewing this decision to assess the impact it will have on the Company.


FCC Annual Access Tariff Filing and Regulatory Framework Review
- ---------------------------------------------------------------

The Company  filed its 1996 annual access  tariff with the FCC  for the fiscal
year  effective  July  1,  1996.   The  proposed  revenue  increase  of  about
$24 million is still under review by the FCC.

The FCC adopted new interim price cap rules in 1995 that govern the prices that the larger LECs, including the Company, charge IECs for access to local telephone networks. The interim rules require the LECs to adjust their maximum prices for changes in inflation, productivity and certain costs beyond the control of the LEC. Under the interim plan, LECs may choose from three productivity factors: 4.0, 4.7 or 5.3 percent. Election of the 5.3 percent productivity factor permits the LEC to retain all of its earnings whereas the other lower productivity factors require earnings to be shared with customers. As in 1995, the Company again chose the 5.3 percent productivity factor that will enable it to retain all of its earnings effective July 1, 1996. The higher productivity factor was chosen because management believes that it will be more than offset by elimination of the sharing mechanism. Permanent price cap rules are scheduled for September 1996 but may be delayed due to implementation of the Telecommunications Act of 1996.

Management continues to believe that the FCC should adopt pure price cap regulation and eliminate the productivity factor, sharing and earnings cap.


CPUC Proposal on Universal Service
- ----------------------------------

In August 1996, a CPUC Administrative Law Judge issued a proposed decision on universal phone service rules in California. Management is currently reviewing this proposal to assess the impact it will have on the Company. However, management is concerned that the proposal underestimates the cost of providing universal service. A final decision is scheduled for September 1996.

PART II.  OTHER INFORMATION

Item 6.   Exhibits

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

    27    Article 5 FDS for 2nd Quarter 1996 Form 10-Q.


The Company will furnish to a security holder upon request a copy of any exhibit at cost.

FORM 10-Q





                                   SIGNATURE
                                   ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                               Pacific Bell



                               By: /s/Peter A. Darbee
                                   ---------------------------------------
                                   Peter A. Darbee
                                   Vice President, Chief Financial Officer
                                   and Controller



Date:  August 12, 1996

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

   27     Article 5 FDS for 2nd Quarter 1996 Form 10-Q.