Form 10-Q
period 1996-09-30
PACIFIC BELL
filed 1996-11-13
CIK 75641

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1996

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

       At October 31, 1996, 224,504,982 common shares were outstanding.


THE REGISTRANT, A WHOLLY OWNED SUBSIDIARY OF PACIFIC TELESIS GROUP, MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION H(2).

                         PACIFIC BELL AND SUBSIDIARIES
                               TABLE OF CONTENTS


                                                                      Page
PART I.  FINANCIAL INFORMATION                                       Number
------------------------------                                       ------

Item 1.  Financial Statements

            Review Report of Independent Accountants ..............     1

            Condensed Consolidated Statements of Income ...........     2

            Condensed Consolidated Balance Sheets .................     3

            Condensed Consolidated Statements of Cash Flows .......     4

            Notes to Condensed Consolidated Financial Statements ..     6

Item 2.     Management's Discussion and Analysis of Results of
            Operations ............................................    10



PART II.  OTHER INFORMATION
---------------------------

Item 6.      Exhibits.............................................     24

SIGNATURE.........................................................     25
---------

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                   REVIEW REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareowner of Pacific Bell:

We have reviewed the accompanying condensed consolidated balance sheet of Pacific Bell and Subsidiaries (the "Company") as of September 30, 1996 and the related condensed consolidated statements of income for the three- and nine-month periods ended September 30, 1996 and 1995, and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 1996 and 1995. These financial statements are the responsibility of the Company's management.

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

November 13, 1996

                        PACIFIC BELL AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                             (Unaudited)

                        For the 3 Months Ended      For the 9 Months Ended
                             September 30,               September 30,
                        ----------------------      ----------------------
(Dollars in millions)        1996         1995            1996        1995
--------------------------------------------------------------------------
OPERATING REVENUES
Local service............ $ 1,006      $   944         $ 2,962     $ 2,803
Network access:
  Interstate ............     448          413           1,338       1,257
  Intrastate ............     176          179             539         522
Toll service ............     325          306             953         910
Other service revenues ..     422          386           1,220       1,134
                           ------       ------          ------      ------
TOTAL OPERATING REVENUES    2,377        2,228           7,012       6,626
                           ------       ------          ------      ------
OPERATING EXPENSES
Cost of products and
  services ..............     450          399           1,287       1,323
Customer operations and
  selling expenses ......     491          476           1,425       1,351
General, administrative,
  and other expenses ....     349          340           1,036         959
Property and other taxes.      46           45             132         141
Depreciation and
  amortization ..........     462          461           1,370       1,381
                           ------       ------          ------      ------
TOTAL OPERATING EXPENSES.   1,798        1,721           5,250       5,155
                           ------       ------          ------      ------
OPERATING INCOME.........     579          507           1,762       1,471
Interest expense.........      95          110             277         327
Other income
  (expense)-net..........       3           17               4          45
                           ------       ------          ------      ------
INCOME BEFORE INCOME TAXES
  AND EXTRAORDINARY ITEM.     487          414           1,489       1,189
Income taxes.............     198          156             606         442
                           ------       ------          ------      ------
INCOME BEFORE EXTRAORDINARY
  ITEM ..................     289          258             883         747
Extraordinary item,
  net of tax.............       -       (3,360)              -      (3,360)
                           ------       ------          ------      ------
NET INCOME (LOSS)........ $   289      $(3,102)        $   883     $(2,613)
===========================================================================

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

                        PACIFIC BELL AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS

                                               September 30,   December 31,
(Dollars in millions)                               1996            1995
---------------------------------------------------------------------------
ASSETS:                                         (Unaudited)

Cash and cash equivalents........................  $    78         $    68
Accounts receivable - (net of allowances for
  uncollectibles of $156 and $131 in 1996
  and 1995, respectively)........................    1,563           1,475
Prepaid expenses and other current assets........      847             802
                                                   -------         -------
Total current assets.............................    2,488           2,345
                                                   -------         -------
Property, plant, and equipment - at cost.........   27,808          26,688
  Less:  accumulated depreciation................  (16,501)        (15,608)
                                                   -------         -------
Property, plant, and equipment - net.............   11,307          11,080
                                                   -------         -------
Other noncurrent assets..........................      465             474
                                                   -------         -------
TOTAL ASSETS.....................................  $14,260         $13,899
                                                   =======         =======

LIABILITIES AND SHAREOWNER'S EQUITY:

Accounts payable and accrued liabilities.........  $ 1,953         $ 2,109
Debt maturing within one year....................      608             781
Other current liabilities........................      475             552
                                                   -------         -------
Total current liabilities........................    3,036           3,442
                                                   -------         -------
Long-term obligations............................    5,295           4,608
                                                   -------         -------
Deferred income taxes............................      443             321
                                                   -------         -------
Other noncurrent liabilities and deferred credits    2,124           2,417
                                                   -------         -------
Commitments and contingencies (Note B)

Common stock ($1.00 stated value, 300,000,000
  shares authorized, 224,504,982 shares issued
  and outstanding)...............................      225             225
Additional paid-in capital.......................    5,586           5,387
Accumulated deficit..............................   (2,449)         (2,501)
                                                   -------         -------
Total shareowner's equity........................    3,362           3,111
                                                   -------         -------
TOTAL LIABILITIES AND SHAREOWNER'S EQUITY........  $14,260         $13,899
==========================================================================

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

                        PACIFIC BELL AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)
                                                     For the 9 Months Ended
                                                           September 30,
                                                     ----------------------
(Dollars in millions)                                      1996        1995
---------------------------------------------------------------------------
CASH FROM (USED FOR) OPERATING ACTIVITIES:
Net income (loss)...................................    $   883     $(2,613)
Adjustments to reconcile net income (loss) to cash from operating activities:

 Extraordinary item.................................          -       3,360
 Depreciation and amortization......................      1,370       1,381
 Change in deferred income taxes....................        133          53
 Unamortized investment tax credits.................        (35)        (37)

 Changes in operating assets and liabilities:
   Accounts receivable..............................       (107)         49
   Prepaid expenses and other current assets........        (37)        (22)
   Other noncurrent assets..........................         15         135
   Accounts payable and accrued liabilities.........       (139)       (115)
   Other current liabilities........................        (77)         24
   Noncurrent liabilities and deferred credits......       (258)       (343)
   Other adjustments, net...........................          6           8
                                                        -------     -------
Cash from operating activities......................      1,754       1,880
                                                        -------     -------
CASH USED FOR INVESTING ACTIVITIES:
Additions to property, plant, and equipment..........    (1,597)     (1,285)
Other investing activities, net......................       (32)         (1)
                                                        -------     -------
Cash used for investing activities...................    (1,629)     (1,286)
                                                        -------     -------
CASH FROM (USED FOR) FINANCING ACTIVITIES:
Equity infusion from parent..........................       198          57
Proceeds from issuance of long-term debt.............       495           -
Dividends paid.......................................      (830)       (763)
Increase (decrease) in short-term borrowings, net....      (186)        120
Proceeds from sale and leaseback transactions........       211           -
Other financing activities, net......................        (3)         (4)
                                                        -------     -------
Cash used for financing activities...................      (115)       (590)
                                                        -------     -------

                           (Continued on next page)

                         PACIFIC BELL AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                  (Continued)

                                                     For the 9 Months Ended
                                                          September 30,
                                                     ----------------------
(Dollars in millions)                                      1996        1995
---------------------------------------------------------------------------
Increase in cash and cash equivalents...............         10           4
Cash and cash equivalents at January 1..............         68          62
                                                        -------     -------
Cash and cash equivalents at September 30...........    $    78     $    66
                                                        =======     =======

Cash payments for:
  Interest..........................................    $   305     $   317
  Income taxes......................................    $   253     $   396

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

     Effective third quarter 1995, for external financial reporting purposes, the Company discontinued the application of Statement of Financial Accounting Standards No. ("SFAS") 71, "Accounting for the Effects of Certain Types of Regulation," an accounting standard for entities subject to traditional regulation. As a result, during third quarter 1995 the Company recorded a non-cash, extraordinary, after-tax charge of $3.4 billion.

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

     Change In Estimates

     In March 1996, management amended the salaried pension plan, which changed from a final pay plan to a cash balance plan. As a result of the approval of this plan amendment, in second quarter 1996 the Company updated its actuarial assumptions to reflect changes in market interest rates and recent experience, including a change in its assumption concerning future ad hoc increases in pension benefits. These changes in estimates increased net income by approximately $75 million for the first nine months of 1996 in comparison to the same period in 1995.

                         PACIFIC BELL AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


     B.   COMMITMENTS AND CONTINGENCIES

          Merger Agreement

          On April 1, 1996, SBC Communications Inc. ("SBC") and Pacific Telesis, the Company's parent, jointly announced a definitive agreement whereby Pacific Telesis will become a wholly-owned subsidiary of SBC. Under terms of the merger agreement, each share of Pacific Telesis common stock will be exchanged for 0.733 shares of SBC common stock, subject to adjustment. The transaction is intended to be accounted for as a pooling of interests and to be a tax-free reorganization. On July 31, 1996, the shareowners of Pacific Telesis and SBC approved the transaction, which previously had been approved by the respective Board of Directors of each company. On November 5, 1996, the U.S. Department of Justice announced it had concluded that the merger does not violate the antitrust laws and accordingly that it was closing its investigation into the merger. The merger is subject to certain other conditions and regulatory approvals. The California Public Utilities Commission ("CPUC") has established a schedule for review of the transaction with final comments from interested parties due in January 1997. On September 30, 1996, the Office of Ratepayer Advocates ("ORA"), the consumer interest branch of the CPUC, filed testimony in the merger proceeding recommending a $2.1 billion refund to customers payable over five years. Management does not agree with the ORA's recommendation and believes no customer rebate should be required in connection with the merger. The CPUC is expected to make a final decision on the merger by the end of March 1997. In Nevada, SBC and Pacific Telesis entered into a stipulation with the staff of the Public Service Commission of Nevada ("PSCN") and the Office of the Consumer Advocate to refund to customers the greater of $4 million or 2.0 percent of the amount, if any, ordered by the CPUC to be refunded to Pacific Bell customers. The refund is conditioned on approval of the stipulation by the PSCN and closing of the merger. The PSCN has scheduled hearings for November 25, 1996, and approval is expected in December 1996. If all necessary approvals are granted, the transaction is expected to close in the first quarter of 1997.

                         PACIFIC BELL AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


B.   COMMITMENTS AND CONTINGENCIES (Cont'd)

     Purchase Commitments

     In December 1994, the Company contracted for the purchase of up to $2 billion of Advanced Communications Network facilities, which will incorporate emerging technologies. The Company is committed to purchase these facilities in 1998 if they meet certain quality and performance criteria. Management now expects the actual amount of these facilities purchased in 1998 will be less than $700 million.

     As of September 30, 1996, the Company had purchase commitments of about $212 million remaining in connection with its previously announced program for deploying an all-digital switching platform with ISDN and SS-7 capabilities.

     Revenues Subject to Refund

     In 1992, the CPUC issued a decision adopting, with modification, SFAS 106, "Employers' Accounting for Postretirement Benefits Other than Pensions," for regulatory accounting purposes. Annual price cap decisions by the CPUC granted the Company approximately $100 million in each of the years 1993-1996 for partial recovery of higher costs under SFAS 106. However, the CPUC in October 1994 reopened the proceeding to determine the criteria for exogenous cost treatment and whether the Company should continue to recover these costs. The CPUC's order held that related revenues collected after October 12, 1994 are subject to refund plus interest. It is possible that the CPUC could decide this issue in the near term, and that the decision could have a material adverse effect on the Company. Related revenues subject to refund totaled about $197 million at September 30, 1996. Management believes postretirement benefits costs are appropriately recoverable in the Company's price cap filings.

                         PACIFIC BELL AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


B.   COMMITMENTS AND CONTINGENCIES (Cont'd)
     Property Tax Investigation

     In 1992, a settlement agreement was reached between the State Board of Equalization, all California counties, the State Attorney General, and 28 utilities, including the Company, on a specific methodology for valuing utility property for property tax purposes for a period of eight years. The CPUC opened an investigation to determine if any resulting property tax savings should be returned to customers. Intervenors have asserted that as much as $20 million of annual property tax savings should be treated as an exogenous cost reduction in the Company's annual price cap filings. These intervenors have also asserted that past property tax savings totaling as much as approximately $66 million as of September 30, 1996, plus interest should be returned to customers. Management believes that, under the CPUC's regulatory framework, any property tax savings should be treated only as a component of the calculation of shareable earnings not as an exogenous cost. In an Interim Opinion issued in June 1995, the CPUC decided to defer a final decision on this matter pending resolution of the criteria for exogenous cost treatment under its regulatory framework. The criteria are being considered in a separate proceeding initiated for rehearing of the CPUC's postretirement benefits other than pensions decision discussed above. It is possible that the CPUC could decide this issue in the near term, and that the decision could have a material adverse effect on the Company.

C.   DEBT ISSUANCES

     The Company issued $500 million of debentures, $250 million in February 1996 at 5.875 percent due February 15, 2006, and $250 million in August 1996 at 6.875 percent due August 15, 2006. Neither issue may be redeemed prior to maturity. The proceeds from the sale of the debentures were used to reduce short-term debt incurred to retire the Company's debentures totaling approximately $500 million called in December 1995.

     The Company has remaining CPUC authority, which will expire December 31, 1996, to issue up to $750 million of long- and intermediate-term debt. The Company plans to make an application to renew this authority. The proceeds may be used only to redeem maturing debt and to refinance other debt issues. The Company has remaining authority from the SEC to issue up to $150 million of long- and intermediate-term debt through a shelf registration filed in April 1993.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

In addition to historical information contained herein, this quarterly report on Form 10-Q contains certain forward-looking statements that involve potential risks and uncertainties. Pacific Bell's (the "Company") future results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed herein and those discussed in "Management's Discussion and Analysis of Results of Operations" included in the Company's December 31, 1995 Form 10-K. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to revise or update these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

RESULTS OF OPERATIONS

The following discussions and data compare the results of operations of the Company for the nine-month period ended September 30, 1996 to the corresponding period in 1995. Results for the first nine months of 1996 may not be indicative of results for the full year.

A summary of selected operating data is shown below:

                                                      For the 9 Months Ended
                                                           September 30,
                                                     -----------------------
                                                                       %
Operating Statistics                                 1996     1995  Change
----------------------------------------------------------------------------
Return on shareowner's equity (%)...............     36.4    -57.5       -
Capital expenditures ($mil).....................    1,596    1,201    32.9
Total employees at September 30.................   46,193   48,359    -4.5
Telephone network employees at September 30*....   43,444   45,793    -5.1
Telephone network employees per ten thousand
  access lines*.................................     27.1     29.8    -9.1
============================================================================
* Excludes Pacific Bell Directory and Pacific Bell Mobile Services employees.

Earnings
--------

The Company's earnings continue to reflect revenue growth from increased customer demand for local telephone products associated with marketing efforts and California's growing economy, offset by expenses to prepare to enter new businesses and to comply with local competition mandates. The Company reported net income of $883 million for the first nine months of 1996, an
18.2 percent increase over the $747 million before extraordinary item reported for the same period last year. The extraordinary item was a one-time, non-cash, after-tax charge of $3.4 billion recorded in third quarter 1995. The extraordinary charge resulted from the discontinued application by the Company of special accounting rules for entities subject to traditional regulation and its change to the general accounting rules used by competitive enterprises. (See "Extraordinary Item" on page 17.)

For the first nine months in 1995, pressure on earnings before extraordinary item resulted from incremental labor expense associated with the severe storms in early 1995. These earnings decreases in 1995 were partially offset by the Company's ongoing cost-reduction efforts.

The California Public Utilities Commission ("CPUC") authorized facilities-based local services competition effective January 1996, and resale competition effective March 1996. Certain issues remain open in the local competition proceedings. (See "CPUC Local Services Competition" on page 22.) As of September 30, 1996, such competition had not yet had a significant effect on the Company's earnings. In August 1996, the Federal Communications Commission ("FCC") released a decision establishing guidelines to implement the 1996 Telecommunications Act, which sets additional rules for opening local telecommunications markets to full competition. (See "FCC Interconnection
Order" on page 21.) Management is concerned that final terms set by regulators could deprive the Company of the opportunity to earn a fair return on investment.

Volumes
-------                                              For the 9 Months Ended
                                                           September 30,
                                                    -------------------------
                                                                         %
Volume Indicators                                    1996     1995    Change
-----------------------------------------------------------------------------
Switched access lines in service
 at September 30 (thousands).....................  16,018  15,348*     4.4
    Residence....................................   9,979   9,621*     3.7
    Business.....................................   5,829   5,521*     5.6
    Other........................................     210     206*     1.9
    ISDN access lines (Included in above
      access lines)..............................      90      43    109.3

Interexchange carrier access
  minutes-of-use (millions)......................  47,307  43,210      9.5
    Interstate...................................  25,961  23,715      9.5
    Intrastate...................................  21,346  19,495      9.5

Toll messages (millions).........................   3,870   3,596      7.6
Toll minutes-of-use (millions)...................  11,521  10,825      6.4

Voice mailbox equivalents at Sept. 30(thousands).   1,649   1,360     21.3
Custom calling services at Sept. 30(thousands)...   7,758   7,037     10.3
============================================================================
*  Restated

The total number of access lines in service grew to 16.018 million, an increase of 4.4 percent for the twelve months ended September 30, 1996. This is an improvement over the 2.7 percent increase for the same period last year. The residential access line growth rate increased to 3.7 percent for the twelve months ended September 30, 1996, from 1.7 percent last year. Changes in technology, telecommuting, Internet access and the Company's marketing efforts continue to fuel increased demand for additional telephone lines in the home. Second access lines in residences grew 14.1 percent from
1.732 million lines to 1.976 million lines for the twelve months ended September 30, 1996. The growth rate in business access lines was 5.6 percent for the twelve months ended September 30, 1996, up from 4.4 percent for the same period last year. The number of ISDN lines in service for the Company grew to 90 thousand, an increase of 109.3 percent for the twelve months ended September 30, 1996, as customers increased telecommuting and demanded faster data transmission and Internet access. Accelerated demand for the Company's high-speed data transmission continued through the third quarter due to the Company's intensified marketing efforts.

Access minutes-of-use represent the volume of traffic carried by interexchange carriers over the Company's local network. Total access minutes-of-use for the nine months ended September 30, 1996 increased by 9.5 percent over the same period last year. The increase in access minutes-of-use was primarily attributable to the continued economic growth in California.

Toll messages and minutes-of-use are comprised of Message Telecommunications Service and Optional Calling Plans ("local toll") as well as WATS and terminating 800 services. For the nine months ended September 30, 1996, toll minutes-of-use increased by 6.4 percent driven by the continued economic growth in California.

High demand for the Company's voice mail products continued in 1996. Voice mailbox equivalents in service increased 21.3 percent for the twelve months ended September 30, 1996 to 1.649 million. Similarly, demand for custom calling services, such as call waiting, grew 10.3 percent for the twelve months ended September 30, 1996 due to California's growing economy and the Company's focused customer retention efforts.

Operating Revenues
------------------
                                                     For the 9 Months Ended
                                                           September 30,
                                                     ------------------------
($ millions)                                         1996     1995     Change
-----------------------------------------------------------------------------
Total operating revenues .......................   $7,012   $6,626       $386
                                                                         5.8%
-----------------------------------------------------------------------------

Revenues for the first nine months of 1996 increased from the same period last year primarily due to increased customer demand for the Company's telephone services driven by marketing efforts and California's growing economy. Revenues for the nine-months ended September 30, 1996 were offset by a $55 million rate reduction due to FCC price cap orders. Revenues for the six months ended June 30, 1996, decreased $60 million due to the FCC price cap filing for the twelve months ending June 30, 1996. For the 1996 annual access tariffs filings effective July 1, 1996, revenues increased approximately $5 million for the three-month period ending September 30, 1996. (See "FCC Annual Access Tariff Filing and Regulatory Framework Review" on page 22.) The CPUC price cap order effective January 1, 1996, had a minimal effect on the Company's revenues due to an order in December 1995 suspending use of the "inflation minus productivity" component of the price cap formula for 1996 through 1998. This action freezes the price caps on most of the Company's regulated services through 1998 except for adjustments due to exogenous costs or price changes approved through the CPUC's application process. (See "CPUC Regulatory Framework Review" on page 23.)

Factors affecting revenue changes are summarized in the following table.

                                                                       Total
                                         Price                        Change
                                           Cap            Customer      From
                                        Orders     Misc.    Demand      1995
-----------------------------------------------------------------------------
Local service........................     $  -       $15      $144      $159
Network access:
  Interstate.........................      -55        54        82        81
  Intrastate.........................        -       -19        36        17
Toll service.........................        -       -24        67        43
Other service revenues...............        -        10        76        86
                                         -----     -----     -----      ----
Total operating revenues.............     $-55       $36      $405      $386
=============================================================================

The $144 million increase in customer demand for local service revenues is the result of the 4.4 percent growth in access lines and the 10.3 percent growth in custom calling services. These increases were generated by the continuing growth in the California economy and the Company's focused customer retention efforts. In addition, the Company introduced a new feature, "Call Return," on a "pay-per-use" basis in April 1996 that generated revenues of approximately $30 million for 1996.

The $82 million increase in interstate network access revenues due to customer demand reflects increased interexchange carrier access minutes-of-use, as well as increased access lines. The $36 million customer demand-related increase in intrastate network access revenues also resulted from growth in access minutes-of-use.

The $67 million increase in toll service revenues due to customer demand was driven primarily by increased local toll usage resulting from general economic growth. The customer demand-related increase in local toll service revenues was partially offset by competitive losses in WATS and 800 services. Interexchange carriers currently have the competitive advantage of being able to offer WATS and 800 service both within and between service areas.

The $76 million increase in other service revenues due to customer demand reflects the continuing success of the Company's voice mail products and directory operations. In addition, primarily in the second and third quarters of 1996, customer demand-related revenues increased in the Company's network integration services.

Operating Expenses
------------------
                                                     For the 9 Months Ended
                                                          September 30,
                                                     ------------------------
($ millions)                                        1996     1995     Change
-----------------------------------------------------------------------------
Total operating expenses.......................   $5,250   $5,155        $95
                                                                        1.8%
-----------------------------------------------------------------------------

Total operating expenses for the nine-month period ended September 30, 1996 increased when compared with 1995 reflecting costs for increased demand for products and services, new business initiatives and costs incurred to prepare for local competition. Increased expenses were partially offset by cost reductions from the Company's ongoing efficiency efforts and savings due to changes in employee benefit plans and benefit plan assumptions. Primary factors affecting expense changes are summarized below.

                                                                        Total
                                                                       Change
                                  Salaries  Employee            Subsi-   From
($ millions)                      & Wages*  Benefits*  Misc.*  diaries   1995
-----------------------------------------------------------------------------
Cost of products and services..        $6      $-94       $55     $-3   $-36
Customer operations
  and selling expenses.........         6       -49        29      88     74
General, administrative
  and other expenses...........         5       -12       112     -28     77
Property and other taxes.......         -         -        -9       -     -9
Depreciation and amortization..         -         -       -15       4    -11
                                     ----      ----      ----    ----   ----
Total operating expenses.......       $17     $-155      $172     $61    $95
=============================================================================
*  Excludes Pacific Bell subsidiaries.

Excluding its subsidiaries, the Company's salary and wage expense for the nine-month period ended September 30, 1996 increased $17 million compared to the same period in 1995, primarily due to wage increases associated with new labor agreements effective August 1995 and overtime in the second and third quarters of 1996 due to increased business volumes. These increases were mostly offset by force reduction programs. Decreased overtime in first quarter 1996 due to milder weather when compared to 1995 also partially offset the increases.

Excluding its subsidiaries, the Company's employee benefits expense for the nine-month period ended September 30, 1996 decreased $155 million compared to the same period in 1995 primarily due to changes in employee benefit plans and a related remeasurement of benefit plan expense. The changes in employee benefit plans and benefit plan assumptions will continue to produce savings through year end and are expected to produce savings in future periods. (See "Change In Estimates" under Note A on page 6.)

Excluding its subsidiaries, the Company's miscellaneous cost of products and services, and general, administrative and other expenses increased for the nine-month period ended September 30, 1996 compared to 1995 primarily due to costs incurred to prepare for local competition and contract services associated with increased demand for products and services.

Excluding its subsidiaries, the Company's miscellaneous property and other taxes decreased for the nine-month period ended September 30, 1996 compared to 1995 primarily due to nonrecurring audit adjustments accrued in 1995.

Depreciation expense at the Company, excluding its subsidiaries, decreased $15 million for the nine-month period ended September 30, 1996 compared to
1995 primarily due to the elimination of the amortization of certain regulatory assets associated with the discontinued application of Statement of Financial Accounting Standards No. ("SFAS") 71, "Accounting for the Effects of Certain Types of Regulation." (See "Extraordinary Item" on page 17.) The effect of this decrease was partially offset by higher telecommunications plant balances.

The Company's subsidiaries' customer operations and selling expenses increased $88 million for the nine-month period ended September 30, 1996 compared to 1995 due to new business initiatives, such as Personal Communications Services ("PCS"), Internet access and network integration.

The  Company's  subsidiaries'  general,   administrative  and  other  expenses
decreased $28 million for the nine-month period ended September 30, 1996 compared to 1995 primarily due to reduced software expenses.

Interest Expense
----------------
                                                     For the 9 Months Ended
                                                          September 30,
                                                     ------------------------
($ millions)                                        1996     1995     Change
-----------------------------------------------------------------------------
Interest expense................................    $277     $327       $-50
                                                                      -15.3%
-----------------------------------------------------------------------------

Interest expense decreased for the nine-month period ended September 30, 1996 compared to 1995. This decrease was due to lower interest rates and a change in classification of interest capitalized during construction from an item of other income to a reduction in interest expense due to the discontinued application of SFAS 71.

Other Income (Expense) - Net
----------------------------
                                                       For the 9 Months Ended
                                                           September 30,
                                                       -----------------------
($ millions)                                        1996     1995     Change
------------------------------------------------------------------------------
Other income (expense) - net ..................       $4     $ 45       $-41
                                                                      -91.1%
------------------------------------------------------------------------------

Other income (expense)-net decreased for the nine-month period ended September 30, 1996 compared to 1995 primarily due to a change in classification of interest capitalized during construction from an item of other income to a reduction of interest expense and due to interest income received on a tax refund in first quarter 1995.

Income Taxes
------------
                                                      For the 9 Months Ended
                                                            September 30,
                                                      ------------------------
($ millions)                                        1996     1995     Change
------------------------------------------------------------------------------
Income taxes......................................  $606     $442       $164
                                                                       37.1%
------------------------------------------------------------------------------

Income tax expense increased for the nine-month period ended September 30, 1996 compared to 1995 primarily due to higher pre-tax income and tax adjustments.


Extraordinary Item
------------------

Effective third quarter 1995, for external financial reporting purposes, the Company discontinued the application of SFAS 71, an accounting standard for entities subject to traditional regulation. As a result, during third quarter 1995 the Company recorded a non-cash, extraordinary, after-tax charge of $3.4 billion.

Status of Reserves
------------------

As previously reported, the Company established a restructuring reserve at the end of 1993 to provide for the incremental cost of force reductions and other related costs to restructure its internal business processes through 1997. After new hires, net force reduction for the Company, excluding its subsidiaries, was approximately 1,225 employees for the first nine months of 1996. A total of $141 million in cash outlays was charged to the reserve in the first nine months of 1996. In 1995, the Company charged $219 million to the restructuring reserve for the cost through 1997 of enhanced retirement benefits negotiated in the 1995 union contracts. Based on its experience, the Company this year revised its estimate of these retirement costs. Consequently, $64 million of these 1995 noncash charges were reversed in second quarter 1996. There was no effect on net income from either the 1995 charge or the 1996 change in estimate. As of September 30, 1996 $142 million remained in the restructuring reserve.

Capital Expenditures
--------------------

The Company invested  $1,596 million through September 30,  1996, primarily in
the Company's  core telecommunications  network and   the Pacific  Bell Mobile
Services PCS network.

CREDIT RATINGS

In March 1996, Moody's Investors Services, Inc. ("Moody's"), placed the senior long-term debt ratings of the Company under review for possible downgrade. In August 1996, Moody's downgraded the Company's debentures and notes to A1 from Aa3 and the shelf registration of debt securities to (P)A1 from (P)Aa3. The downgrades were prompted by Moody's concerns about the ability of the Company to continue to generate the same level of highly predictable cash flows in an increasingly uncertain competitive and regulatory environment.

In April 1996, reflecting the announcement of the merger agreement with SBC Communications Inc. ("SBC"), Standard & Poor's Corporation reaffirmed its rating of Double-A-Minus ("AA-") on the Company's debentures and its credit rating outlook as negative. (See "Merger Agreement" under Note B on page 7.) Also reflecting the merger agreement announcement, Duff and Phelps, Inc. reaffirmed its ratings of Duff 1+ and Double-A-Minus ("AA-") on the Company's commercial paper and debentures, respectively.

The following are commercial paper and bond ratings for the Company as of September 30, 1996:

                            Moody's Investors    Standard &     Duff and
                              Services, Inc.   Poor's Corp.    Phelps, Inc.
                            -----------------   ------------   ------------
Commercial Paper............      Prime-1           A-1+          Duff 1+
Long- and Intermediate-
   Term Debt................         A1              AA-            AA-


The above ratings reflect the views of  the rating agencies and are subject to
change.    The  ratings   should  be  evaluated  independently  and   are  not
recommendations to buy, sell, or hold the securities of the Company.

MERGER AGREEMENT

On April 1, 1996, SBC and Pacific Telesis, the Company's parent, jointly announced a definitive agreement whereby Pacific Telesis will become a wholly-owned subsidiary of SBC. Under terms of the merger agreement, each share of Pacific Telesis common stock will be exchanged for 0.733 shares of SBC common stock, subject to adjustment. The transaction is intended to be accounted for as a pooling of interests and to be a tax-free reorganization. On July 31, 1996, the shareowners of Pacific Telesis and SBC approved the transaction, which previously had been approved by the respective Board of Directors of each company. On November 5, 1996, the U.S. Department of Justice announced it had concluded that the merger does not violate the antitrust laws and accordingly that it was closing its investigation into the merger. The merger is subject to certain other conditions and regulatory approvals. The California Public Utilities Commission ("CPUC") has established a schedule for review of the transaction with final comments from interested parties due in January 1997. On September 30, 1996, the Office of Ratepayer Advocates ("ORA"), the consumer interest branch of the CPUC, filed testimony in the merger proceeding recommending a $2.1 billion refund to customers payable over five years. Management does not agree with the ORA's recommendation and believes no customer rebate should be required in connection with the merger. The CPUC is expected to make a final decision on the merger by the end of March 1997. In Nevada, SBC and Pacific Telesis entered into a stipulation with the staff of the Public Service Commission of Nevada ("PSCN") and the Office of the Consumer Advocate to refund to customers the greater of $4 million or 2.0 percent of the amount, if any, ordered by the CPUC to be refunded to Pacific Bell customers. The refund is conditioned on approval of the stipulation by the PSCN and closing of the merger. The PSCN has scheduled hearings for November 25, 1996, and approval is expected in December 1996. If all necessary approvals are granted, the transaction is expected to close in the first quarter of 1997.


PENDING REGULATORY ISSUES

FCC Recommendation on Universal Service
---------------------------------------

On November 7, 1996, the Joint Federal-State Board on Universal Service (the "Board") issued a recommendation on how to implement sections of the 1996 Telecommunications Act regarding universal service. Generally the plan creates a system that identifies cost subsidies in rural and high-cost areas. However, the Board deferred a recommendation on how large the subsidy should be. The Board also recommended creation of a $2.25 billion fund for providing discounted services to schools and libraries. The FCC has until May 8, 1997 to issue a final decision on this matter.

FCC Interconnection Order
-------------------------

In August 1996, the FCC released a decision (the "Interconnection Order") establishing guidelines to implement the 1996 Telecommunications Act, which sets rules for opening local telecommunications markets to full competition. The Interconnection Order lays out how long-distance companies and other new competitors may connect to local networks and sets guidelines and prices for network components. Management believes that the Interconnection Order undermines the intent of the 1996 Telecommunications Act by, among other things, denying states a role in managing and setting prices for local markets. Management is also concerned that the order requires local telephone companies to offer wholesale network services at unrealistically low prices. The Company, along with other local telephone companies, the National Association of Regulatory Utility Commissioners and state PUCs including the CPUC, appealed the Interconnection Order to a federal court. On October 15, 1996, the U.S. Court of Appeals for the Eighth Circuit (the "Court of Appeals") issued a partial stay of the Interconnection Order that stays the operation and effect of the pricing provisions and the "pick and choose" rule, but allows the non-pricing elements of the order to go into effect. The U.S. Supreme Court issued a memorandum decision on November 12, 1996 refusing to overturn the stay imposed by the Court of Appeals.

The Interconnection Order also addressed the issue of wireless interconnection, or the arrangements under which local exchange carriers ("LECs") are compensated for interconnecting with and terminating traffic for commercial mobile radio service ("CMRS") providers (including cellular, PCS and paging). The Interconnection Order ruled that CMRS providers are entitled to reciprocal compensation arrangements for transport and termination of local telecommunications traffic. On November 1, 1996 the Court of Appeals lifted a part of the stay described above with respect to the non-price aspects of the FCC's reciprocal compensation rules for CMRS providers. As a result of this order, the Company is currently renegotiating its CMRS contracts.

FCC Annual Access Tariff Filing and Regulatory Framework Review
---------------------------------------------------------------

The Company filed its 1996 annual access tariffs with the FCC, which will increase annual revenues by approximately $27 million, for the twelve months beginning July 1, 1996. The revenue increases are under review by the FCC.

The FCC adopted new interim price cap rules in 1995 that govern the prices that the larger LECs, including the Company, charge interexchange carriers for access to local telephone networks. The interim rules require the LECs to adjust their maximum prices for changes in inflation, productivity and certain costs beyond the control of the LEC. Under the interim plan, LECs may choose from three productivity factors: 4.0, 4.7 or 5.3 percent. Election of the
5.3 percent productivity factor permits the LEC to retain all of its earnings whereas the other lower productivity factors require earnings to be shared with customers. As in 1995, the Company again chose the 5.3 percent productivity factor that will enable it to retain all of its earnings effective July 1, 1996. The higher productivity factor was chosen because management believes that it will be more than offset by elimination of the sharing mechanism. An FCC ruling on permanent price cap rules has been delayed until 1997 due to the implementation of the 1996 Telecommunications Act.

Management continues to believe that the FCC should adopt pure price cap regulation and eliminate the productivity factor, sharing and earnings cap.

CPUC Local Services Competition
-------------------------------

The CPUC authorized facilities-based local services competition effective January 1996 and resale competition effective March 1996. Several issues still need to be resolved in order to implement competition in all California telecommunications markets. Issues to be finalized include final rates for resale and number portability, LEC provisioning and pricing of essential network functions to competitors and presubscription. The CPUC expects to issue final rules on presubscription in early 1997 and final rates and rules for all other issues in late 1997.

Management believes that all markets should be open to all competitors under the same rules at the same time, and that a truly open competitive market, in which the Company can compete without restrictions, offers long-term opportunity to build the business.

CPUC Decision on Universal Service
----------------------------------

The CPUC issued its final decision on universal service on October 25, 1996, establishing an annual California universal service fund of approximately $352 million. Customers of all telecommunications providers will contribute to the preservation of affordable telephone service via a 2.87 percent surcharge on all bills for telecommunications services provided in California. The new program will go into effect February 1, 1997. Applications for rehearing are due on December 4, 1996. Management is evaluating whether to seek rehearing.

Management is concerned that the decision underestimates the true cost of providing universal telephone service. While $305 million of the total $352 million is expected to be paid to the Company, this is far short of what the Company estimates the true cost of providing universal service to be. The Company developed a Cost Proxy Model to calculate the cost of service in California. That model estimated the average cost of providing service to be $27 per line per month. The CPUC uses the model for the new program, but has determined that the average cost is only $20.30 per line per month.

In order to ensure revenue neutrality, the Company must offset its rates dollar for dollar for any funds it receives from the newly created universal service fund. This offset will initially be accomplished by means of an across-the-board surcredit on all of the Company's products and services except for residential basic exchange services.

The final decision also establishes a discount program for schools, libraries, certain community-based organizations and municipal- and county-owned hospitals and clinics. Carriers providing services at a discounted price will be reimbursed from a newly created California Teleconnect Fund. This discount program will be funded by a separate surcharge of 0.41 percent on the bills of customers of all telecommunications carriers in California.

CPUC Regulatory Framework Review
--------------------------------

As previously reported, in December 1995, the CPUC issued an order in its review of the regulatory framework in California. The order suspended use of the "inflation minus productivity" component of the price cap formula for 1996 through 1998. This action freezes the price caps on most of the Company's regulated services for the years 1996 through 1998 except for adjustments due to exogenous costs or price changes approved through the CPUC's application process. In October 1996, the Company filed an application with the CPUC to adjust its rates due to exogenous cost changes, proposing an annual revenue reduction of approximately $65 million effective January 1, 1997. The CPUC is expected to issue a decision before the end of 1996.

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

   27    Article 5 FDS for 3rd Quarter 1996 Form 10-Q.


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



Date:  November 13, 1996

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

   27     Article 5 FDS for 3rd Quarter 1996 Form 10-Q.