Form 10-K
period 1996-12-31
PACIFIC BELL
filed 1997-03-28
CIK 75641

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K
                             --------------------

          (X)   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                             --------------------

                  For The Fiscal Year Ended December 31, 1996

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

   6.625%  Debenture due 10/15/34          New York Stock Exchange


   * Pacific Bell has other securities outstanding not registered pursuant to Section 12(b) of the Act.

                               TABLE OF CONTENTS

Item    Description                                                 Page
----    -----------                                                 ----
                                    PART I

 1.     Business (Abbreviated pursuant to General Instruction J(2))... 1

 2.     Properties....................................................11

 3.     Legal Proceedings.............................................12

 4. Submission of Matters to a Vote of Security Holders (Omitted pursuant to General Instruction J(2))

                                    PART II

 5.     Market for Registrant's Common Equity and Related Stockholder
        Matters.......................................................12

 6.     Selected Financial Data (Omitted pursuant to General
        Instruction J(2))

 7.     Management's Discussion and Analysis of Results of Operations.13

 8.     Financial Statements and Supplementary Data...................33

 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure......................................65

                                   PART III

10. Directors and Executive Officers of Registrant (Omitted pursuant to General Instruction J(2))

11.     Executive Compensation (Omitted pursuant to General
        Instruction J(2))

12. Security Ownership of Certain Beneficial Owners and Management (Omitted pursuant to General Instruction J(2))

13. Certain Relationships and Related Transactions (Omitted pursuant to General Instruction J(2))

                                    PART IV

14.     Exhibits, Financial Statement Schedules and Reports on
        Form 8-K......................................................66

                                    PART I


Item 1.  Business.

GENERAL

Pacific Bell(R) (the "Company") was incorporated in 1906 under the laws of the State of California and has its principal executive offices at 140 New Montgomery Street, San Francisco, California 94105 (telephone number (415) 542-9000).

Through December 31, 1983, the Company was a subsidiary of AT&T Corp. ("AT&T"). Effective January 1, 1984, the Company became a subsidiary of Pacific Telesis Group(R) ("Pacific Telesis"), one of the seven regional holding companies ("RHCs") formed in connection with the 1984 divestiture by AT&T of its 22 wholly owned operating telephone companies ("Bell Operating
Companies" or "BOCs") pursuant to a consent decree settling antitrust litigation ("Consent Decree") approved by the United States District Court for the District of Columbia.

PLANNED MERGER WITH SBC COMMUNICATIONS INC.

On April 1, 1996, SBC Communications Inc. ("SBC") and Pacific Telesis jointly announced a definitive agreement whereby Pacific Telesis will become a wholly-owned subsidiary of SBC. Under terms of the merger agreement, each share of Pacific Telesis common stock will be exchanged for 0.733 shares of SBC common stock, subject to adjustment. The transaction is intended to be accounted for as a pooling of interests and to be a tax-free reorganization. The merger is subject to certain conditions and regulatory approvals. The merger has been approved by the shareowners of Pacific Telesis and SBC, the Federal Communications Commission ("FCC") and the Public Service Commission of Nevada ("PSCN"). The U.S. Department of Justice concluded that the merger does not violate the antitrust laws. In addition, the California State Attorney General has told the California Public Utilities Commission ("CPUC") that the merger will not hurt competition in California and is consistent with emerging trends. On February 21, 1997, two California administrative law judges ("ALJs") issued a proposed decision approving the merger but with a number of conditions, including payments to customers of up to $750 million and funding for consumer education efforts and telecommunications services in underserved California communities (the "community partnership commitment"). An alternate proposed decision, authored by two Commissioners, which calls for more than $286 million in payments to California customers and other conditions, was released on March 17, 1997. A second alternate decision, released by a third Commissioner later the same day, would reduce the payments called for by the ALJs' proposal to over $523 million and impose conditions in addition to those imposed by the ALJs' proposed decision. Both of the proposed alternate decisions include the $54.7 million community partnership commitment. The five-member Commission is expected to issue its decision on March 31, 1997 by adopting one of the proposed decisions. If the Commission determines, however, to make substantive changes on March 31st, additional CPUC proceedings would be required, which would have the effect of deferring the final decision. If approval from the CPUC is granted, the transaction is expected to close early in the second quarter of 1997. Details of the proposed merger with SBC appear in "Management's Discussion and Analysis of Financial

Condition and Results of Operations ("MD&A")."

SBC is a holding, including certain financial information appear in company whose subsidiaries and affiliates operate predominately in the communications services industry. SBC's subsidiaries and affiliates provide landline and wireless telecommunications services and equipment, directory advertising, publishing and cable television services. Southwestern Bell Telephone Company is SBC's largest subsidiary, providing telecommunications services in Texas, Missouri, Oklahoma, Kansas and Arkansas.*




___________________________

* SBC is subject to the informational reporting requirements of the Securities Exchange Act of 1934, as amended, and in accordance therewith files reports, including reports on Form 8-K which present proforma combined condensed financial statements of SBC and Pacific Telesis, proxy statements and other information with the Securities and Exchange Commission ("SEC"). Such reports, proxy statements and other information may be inspected and copied at the public reference facilities maintained by the SEC at Room 1024, Judiciary Plaza, 450 Fifth Street, N.W., Washington, D.C. 20549, and at the SEC's regional offices located at 7 World Trade Center, 13th Floor, New York, New York 10019 and Northwestern Atrium Center, 500 West Madison Street, Suite 1400, Chicago, Illinois 60661. Copies of such material may be obtained by mail from the Public Reference Section of the SEC at Judiciary Plaza, 450 Fifth Street, N.W. Washington, D.C. 20549, at prescribed rates. The SEC maintains a World Wide Web site at http://www.sec.gov that contains reports, proxy and information statements and other information regarding entities that file electronically with the SEC, including SBC. In addition, reports, proxy statements and other information concerning SBC may be inspected at the offices of the following stock exchanges on which the common stock of SBC is traded: the New York Stock Exchange, 20 Broad Street, New York, New York 10005; the Chicago Stock Exchange, One Financial Place, 440 South La Salle Street, Chicago, Illinois 50504; and the Pacific Stock Exchange, 301 Pine Street, San Francisco, California 94104. Pacific Telesis does not assume any responsibility for the accuracy or completeness of the information concerning SBC contained in such documents and does not warrant that there have not occurred events not yet publicly disclosed concerning SBC included therein.

THE COMPANY AND ITS SUBSIDIARIES

The Company and its wholly owned subsidiaries, Pacific Bell Directory, Pacific Bell Information Services, Pacific Bell Mobile Services, Pacific Bell Internet Services, Pacific Bell Network Integration, and others, provide a variety of communications and information services in California. These services include: (1) dialtone and usage services, including local service (both exchange and private line), message toll services within a service area, Wide Area Toll Service ("WATS")/800 services within a service area, Centrex service (a central office-based switching service) and various special and custom calling services; (2) exchange access to interexchange carriers and information service providers for the origination and termination of switched and non-switched (private line) voice and data traffic; (3) personal communications services ("PCS"), a new generation of wireless services; (4) billing services for interexchange carriers and information service providers;
(5) various operator services; (6) installation and maintenance of customer premises wiring; (7) public communications services; (8) directory advertising; (9) selected information services, such as voice mail; (10) Internet access; and (11) network integration services.

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

Pacific Bell Information Services ("PBIS") provides business and residential voice mail and other selected information services. Current products include The Message Center(SM) for home use, Pacific Bell Voice Mail(SM) for businesses and Pacific Bell Call Management(SM), a service that handles incoming business calls and connects computer databases to answer routine customer questions.

Pacific Bell Mobile Services ("PBMS") was formed to offer PCS services in California and Nevada. Unlike cellular service, PCS is a digital wireless service that is 100 percent digital and offers superior sound quality and protection from eavesdropping and cloning. The network incorporates the Global System for Mobile Communications ("GSM") standard which is widely used internationally. PBMS phones for PCS feature a built-in pager and answering machine. PBMS began providing service in August 1996 and in Las Vegas, Nevada in February 1997. The Company expects a widespread offering of PCS service in most of California and Nevada by mid-1997.

Pacific Bell Internet Services ("PBI") was formed in 1995 to provide Internet access services to a broad range of customers in California. PBI began providing Internet access to large businesses in the third quarter of 1995 and to residential customers in May 1996. PBI was one of the fastest growing internet service providers in California in 1996.

Pacific Bell Network Integration ("PBNI") began assisting customers with the implementation of information technology networks in mid-1996. PBNI offers network design, installation and maintenance, as well as network management and consulting services. In December 1996, Pacific Bell unveiled its new ISDN

Home Pack(TM), one of the nation's first fully integrated ISDN and Internet packages. The package includes Internet access through Pacific Bell's Internet service network, a terminal adapter and Internet browser software. PBI is responsible for integrating the whole package and managing delivery of the hardware and software components.

PRINCIPAL SERVICES

Significant components of the Company's operating revenues are depicted in the chart below:
                                         % of Total Operating Revenues
                                         -----------------------------
Revenues by Major Category                           1996         1995
----------------------------------------------------------------------
Local Service
   Recurring..............................            27%          28%
   Other Local............................            15%          15%

Network Access
   Carrier Access Charges.................            20%          20%
   End User & Other.......................             7%           7%

Toll Service
   Message Toll Service...................            12%          12%
   Other..................................             1%           1%

Other Service Revenues
   Directory Advertising..................            11%          11%
   Other..................................             7%           6%
                                              -------------------------
TOTAL.....................................           100%         100%

The percentages of total operating revenues attributable to interstate and intrastate telephone operations are displayed below:

                                         % of Total Operating Revenues
                                         -----------------------------
                                                  1996          1995
----------------------------------------------------------------------
Interstate telephone operations............        20%           19%
Intrastate telephone operations............        80%           81%
                                               ----------------------
TOTAL......................................       100%          100%
======================================================================

TELECOMMUNICATIONS ACT OF 1996

The Telecommunications Act became effective on February 8, 1996. The Telecommunications Act provides that any conduct or activity previously subject to the Consent Decree occurring after February 8, 1996 will be subject to the Communications Act of 1934 (the "Communications Act"), as amended by the Telecommunications Act, not the Consent Decree. (The terms of the Consent Decree, with certain exceptions, applied generally to all BOCs and their affiliates.) The Telecommunications Act is the broadest reform of the
telecommunications    industry   since    the    Communications    Act.    The

Telecommunications Act essentially opens all telecommunications markets and prohibits the states from continuing or establishing any barriers to entry. Once the new law is fully implemented, consumers will have many new options for their local telephone, long-distance, and cable television services. The Telecommunications Act will affect the Company as described below.

The Company may request authorization from the FCC to provide out-of-region interLATA service and may provide certain incidental interLATA services immediately. Before it can provide interLATA service that originates in California or Nevada, the Company's local markets must be open to competition, it must unbundle its network to other competitors and comply with the terms and conditions of a "competitive checklist" specified in the Telecommunications Act. The Company must request authority to offer in-region interLATA service from the FCC. This service must initially be offered through a separate affiliate. The separate affiliate requirement expires three years after approval, unless extended by the FCC.

The Company may only engage in electronic publishing disseminated by means of its basic telephone service through a separate affiliate or joint venture. Joint marketing of electronic publishing services by the electronic publishing affiliate and the Company is prohibited, with the exception of nonexclusive inbound telemarketing and nondiscriminatory teaming or business arrangements. The restrictions on electronic publishing expire in early 2000.

The Telecommunications Act allows for the continued provision by the Company of intraLATA information services (other than electronic publishing), and intraLATA Internet access. The Telecommunications Act also allows for the provision by the Company of interLATA information storage and retrieval services provided by a separate affiliate to and from the Company's databases. Full interLATA information services may be provided through a separate affiliate once the Company obtains authority to provide interLATA services originating in California.

The Company may provide a variety of video programming services directly to subscribers in its service areas under regulations that will vary according to the type of services that are provided. The Company may provide video services over wireless cable, as a common carrier, as a cable system operator, as "interactive on-demand services," or as an "open video system." Interactive on-demand services would allow unscheduled, point-to-point video programming over the Company's switched networks on an on-demand basis. An "open video system" would allow the Company to select programming for a certain number of channels if demand exceeds capacity. An "open video system" approved by the FCC would be subject to reduced regulatory burdens.

Subject to certain conditions, the Telecommunications Act allows the Company to collaborate with manufacturers of telecommunications and customer premises equipment during the design and development phases. The Company may also engage in research and enter into royalty agreements in connection with the manufacturing of telecommunications and customer premises equipment. The Company may manufacture telecommunications and customer premises equipment, subject to certain restrictions, once it has obtained authority to provide interLATA services originating in California. Such manufacturing may be done only through a separate affiliate. The separate affiliate requirement expires three years after obtaining interLATA authority, unless extended by the FCC.

FEDERAL REGULATION

The Company is subject to the jurisdiction of the FCC with respect to interstate access charges and other interstate services. The FCC prescribes a Uniform System of Accounts and interstate depreciation rates for operating telephone companies. The FCC also prescribes "separations procedures," which are used to allocate plant investment, expenses, taxes, and reserves between interstate services under the jurisdiction of the FCC and intrastate services under the jurisdiction of state regulatory authorities. The Company is also required to file tariffs with the FCC for the services it provides. In addition, the FCC establishes procedures for allocating costs and revenues between regulated and unregulated activities.

Beginning in 1991, the FCC adopted a price cap system of incentive-based regulation for Local Exchange Companies ("LECs"), including the Company. The Company's access rates were retargeted to an 11.25 percent rate of return on rate base assets. The FCC's price cap system provides a formula for adjusting rates annually for changes in inflation less a productivity factor and changes in certain costs that are triggered by administrative, legislative, or judicial action beyond the control of the LECs.

In March 1995, the FCC adopted new interim price cap rules that govern the prices that the larger LECs, including the Company, charge Interexchange Carriers ("IECs") for access to local telephone networks. The interim rules require LECs to adjust their maximum prices for changes in inflation, productivity, and certain costs beyond the control of the LEC. Under the interim plan, LECs may choose from three productivity factors: 4.0, 4.7, or
5.3 percent. Election of the 5.3 percent productivity factor permits the LEC to retain all of its earnings, whereas election of the lower productivity factors requires earnings above certain thresholds to be shared with customers. The Company has chosen the 5.3 percent productivity factor, which enables it to retain all of its earnings after July 1, 1996.

The revised FCC price cap plan was intended to be an interim plan that would be revised in 1996. However, with the passage of the Telecommunications Act of 1996, the FCC is conducting further proceedings to address various pricing and productivity issues, and is performing a broader review of price cap regulation in a competitive environment.

The FCC is also examining universal service and access charge rules during 1997. Although the Joint Federal-State Board on Universal Service has recently recommended a system that identifies cost subsidies in connection with implementing a plan for universal service, no recommendation has yet been issued as to the size or method of recovery of the necessary subsidies. The Company expects FCC orders on universal service and access reform in May 1997.

In August 1996, the FCC released a decision (the "Interconnection Order") establishing guidelines to implement certain provisions of the Telecommunications Act which set rules for opening local telecommunications markets to full competition. The Interconnection Order laid out how new local exchange competitors may connect to local networks and set guidelines and prices for network components and resold services. The Company, along with other local telephone companies, the National Association of Regulatory Utility Commissioners and several state PUCs including the CPUC, appealed the Interconnection Order to a federal court. On October 15, 1996, the U.S.

Court of Appeals for the Eighth Circuit (the "Eighth Circuit") issued a partial stay of the Interconnection Order, staying the operation and effect of the pricing provisions and the so-called "pick and choose" rule (the FCC rule allowing new entrants to "pick and choose" individual terms from different existing interconnection agreements), but allowing the non-pricing elements of the order to go into effect. Upon consideration of a petition filed by the FCC and certain other parties, the U.S. Supreme Court issued a memorandum decision on November 12, 1996 refusing to overturn the stay imposed by the Eighth Circuit.

The Interconnection Order also addressed the issue of wireless interconnection, or the arrangements under which LECs are compensated for interconnecting with and terminating traffic for commercial mobile radio service ("CMRS") providers (including cellular, PCS and paging). The Interconnection Order ruled that CMRS providers are entitled to reciprocal compensation arrangements for transport and termination of local telecommunications traffic.

In December 1996, the FCC released a decision (the "Non-accounting Safeguards Order") establishing rules to implement safeguards other than accounting requirements that will apply when BOCs offer interLATA service that originates in their regions. Pacific Telesis, together with another RHC, appealed one aspect of the Non-accounting Safeguards Order to the U.S. Court of Appeals for District of Columbia Circuit (the "D.C. Circuit"). In February, the parties to the appeal petitioned the D.C. Circuit to summarily reverse, or expedite its review of, the Non-accounting Safeguards Order to the extent that the order prohibits a BOC from providing interLATA facilities or services to its separate affiliate offering interLATA service within the BOC's region. In late February the FCC requested that the D.C. Circuit remand the case to the FCC for further consideration of the issues raised in the appeal. The D.C. Circuit now has both Pacific Telesis' and the FCC's requests under review.

See "FCC Regulatory Framework Review," "FCC Recommendation on Universal Service," and "FCC Interconnection Order" on pages 18 through 19 in "Item 7. MD&A" for additional information on the regulation of the Company by the FCC.

STATE REGULATION

As a provider of telecommunications services in California, the Company is subject to regulation by the CPUC with respect to intrastate prices and services, intrastate depreciation rates, the issuance of securities, and other matters.

The incentive-based regulatory framework adopted by the CPUC in 1989 is a form of "price cap" regulation, which calls for the Company's sharing of earnings with customers at certain earnings levels. All earnings below 11.5 percent are retained by the Company. Earnings between 11.5 percent, which the CPUC set as the Company's benchmark rate of return, and 15.0 percent are to be shared equally between the Company and its customers. Earnings above
15.0 percent are to be shared 70.0 percent and 30.0 percent between the Company and its customers, respectively.

Under "price cap" regulation, the CPUC requires the Company to submit an annual price cap filing to determine prices for categories of services for each new year. Price adjustments reflect the effects of any change in inflation less a productivity factor as well as adjustments for certain exogenous cost changes. In December 1995, the CPUC issued an order in its second review of the incentive-based regulatory framework. The order suspended use of the "inflation minus productivity" component of the price cap formula for 1996 through 1998. This action freezes the price caps on most of the Company's regulated services for three years except for adjustments due to exogenous cost changes or price changes approved through the CPUC's application process. The Company continues to believe that the CPUC should permanently eliminate sharing, earnings caps, and all other vestiges of rate-of-return regulation.

In December 1996, the CPUC adjusted the Company's rates due to exogenous cost changes by an annual revenue reduction of approximately $66 million effective January 1, 1997.

Effective January 1, 1995, the CPUC authorized toll services competition. Management estimates that, as a result of official competition and unofficial competitive losses in prior years, the Company currently serves less than 50 percent of the business toll market. The CPUC has also ordered the Company to offer expanded interconnection to competitive access providers. These competitors are allowed to carry the intrastate portion of long distance and local toll calls between the Company's central offices and long distance carriers. As a result of the CPUC order, competitors may choose to locate their transmission facilities within or near the Company's central offices.

The CPUC authorized facilities-based local competition effective January 1996 and resale competition effective March 1996. Interim rules addressing several issues, including pricing, resale, interim number portability, interconnection and the provisioning of essential network functions to competitors have been adopted by the CPUC. Since the CPUC's authorization of local competition, the Company has negotiated interconnection agreements with more than twenty different new entrants by early March 1997, and has completed interconnection arbitration proceedings with the three largest interexchange carriers, AT&T, MCI Communications Corp. and Sprint Corp. As a result of these voluntary and arbitrated agreements, the Company is offering interconnection, unbundled network elements, and resold services at prices and other terms and conditions approved by the CPUC. These interconnection agreements allow immediate competitive entry into the Company's local markets.

In early February 1997, the CPUC had authorized about 90 companies, including large and well-capitalized long-distance carriers, competitive access providers, cable television companies and other local exchange providers to begin providing local phone service in California. All of the Company's customers have already chosen a long-distance company, and these companies have established widespread customer awareness through extensive advertising campaigns over several years. Since customers may select a competitor for all their telecommunications services, local exchange competition may affect toll and access revenues as well as local service revenues.

The CPUC issued its final decision on universal service on October 25, 1996, establishing an annual California universal service fund of approximately $352 million. Customers of all telecommunications providers will contribute to the preservation of affordable telephone service via a 2.87 percent surcharge on all bills for telecommunications services provided in California. The new program went into effect on February 1, 1997. The Company expects to draw approximately $305 million annually from the universal service fund. However, to preserve revenue neutrality, as required by the CPUC decision, the Company will reduce its prices for certain services to reduce revenues by $305 million. On March 6, 1997, the Company filed its price reduction proposal with the CPUC. Pending consideration of that proposal by the CPUC, the Company will reduce its revenues by $305 million by applying a surcredit to customers' bills.

See "CPUC Local Services Competition", "CPUC Decision on Universal Service," "CPUC Regulatory Framework Review" and "Competitive Risk" and "CPUC Revenue Rebalancing Shortfall" on pages 19 through 22 and page 32 in "Item 7. MD&A" for additional information on the regulation of the Company by the CPUC. See also "Item 8", Notes F and K to the 1996 Consolidated Financial Statements on pages 51 through 53 and 57 through 59 for a discussion of other CPUC proceedings.

CHANGING INDUSTRY ENVIRONMENT

With increasing competition for existing services and the introduction of local services competition in California effective January 1, 1996, the Company faces an increasingly competitive marketplace. In response to the competitive challenge, management has developed several key strategies intended to provide a consistent, integrated focus for management's decisions and actions. These overarching strategies are to strengthen the Company's core telecommunications business, develop new markets and promote balanced public policy reform.

A strong core business provides the essential foundation to pursue future-oriented opportunities. To strengthen the core telecommunications business, management will continue to upgrade network and systems capability, improve customer service and efficiency, and retain and expand existing markets through product and channel innovation. See "Strengthen Core Business" on pages 14 through 17 in "Item 7. MD&A" for additional information.

As competition increases in its core telecommunications business, the Company will rely increasingly on developing new markets to create new revenue sources. Toward that end, the Company is actively creating and pursuing markets in long-distance services, PCS, Internet access, network integration and certain new information services. See "New Markets" on pages 17 through 18 in "Item 7. MD&A" for additional information.

Telecommunications policy reform has been, and will continue to be, the subject of much debate in Congress, the California Legislature, the courts, the FCC and the CPUC. Management supports public policy reform that promotes fair competition and ensures that responsibility for universal service is shared by all who seek to provide telecommunications services. Competition will bring great benefits to customers by giving them the opportunity to choose among service providers for their telecommunications needs. See "Public Policy" on pages 18 through 21 in "Item 7. MD&A", for additional information.

COMPETITION

Regulatory, legislative, and judicial actions, as well as advances in technology, have expanded the types of available communications products and services and the number of companies offering such services. Various forms of competition, including price and service competition, are growing steadily and are already having an effect on the Company's earnings. An increasing amount of this competition is from large companies with substantial capital, technological, and marketing resources. Currently, competitors primarily consist of interexchange carriers, competitive access providers, and wireless companies. The Company also faces competition from cable television companies and others. Although the Company will face significant competition in its provision of telephone and new services, management believes that the Company has a reputation for high quality services and that the key strategies outlined above will provide an effective competitive response.

TELEPHONE SERVICES COMPETITION

The characteristics of the California market make it attractive to new competitors. The Company's business and residence revenues and profitability are concentrated among a small portion of its customer base and geographic areas. Competitors need only serve selected portions of the Company's service area to compete for the majority of its business and residence usage revenues. High-margin customers are clustered in high-density areas such as Los Angeles and Orange County, the San Francisco Bay Area, San Diego, and Sacramento. California is also attractive because it has one of the lowest switched access rates in the country. By combining the low switched access rate and discounted resale rates, competitors have the ability to price their services at relatively low rates while maintaining high margins. Reselling, particularly under the Company's discounted rates, allows competitors to offer local service with little or no investment.

See "CPUC Local Services Competition" and "Competitive Risk" on pages 19 through 20 and 21 through 22 in "Item 7. MD&A," and "Item 8," Note L to the 1996 Consolidated Financial Statements on pages 60 through 61 for additional information on current developments in telephone services competition.

Directory Advertising

Other producers of printed directories offer products that compete with certain Pacific Bell SMART Yellow Pages products. Competition is not limited to other printed directories, but includes newspapers, radio, television, and, increasingly, direct mail and directories offered over the Internet. In addition, new advertising and information products may compete directly or indirectly with the SMART Yellow Pages. With the introduction of local exchange competition, Pacific Bell Directory will have to acquire the listings of other providers for its products, and competing directory publishers may ally themselves with other telecommunications providers.

Internet Access

The Company faces competition in the provision of Internet access from established Internet access providers, cable television, long-distance, and other telephone companies.

Network Integration

The Company faces competition in the provision of network integration services primarily from value added distributors with professional services and network management capability, including large telecommunication services providers.

PCS

The Company faces competition in the provision of PCS services from the holders of the other licenses in such areas. In addition, the Company must compete with established providers of cellular service.

FORWARD-LOOKING STATEMENTS

When used in this Form 10-K, the words "expects", "anticipates", "estimates", "believes" and words of similar import may constitute "forward-looking statements" within the meaning of Section 17A of the Securities Act of 1933, as amended. Such statements, which include statements contained in "Business" and "MD&A" concerning projections of revenue growth and statements of management's objectives and expectations as to levels of expenditures, are subject to risks and uncertainties, including those set forth under "Competitive Risk" and "Regulation" and elsewhere in this Form 10-K, that could cause actual results to differ materially from those projected. These forward-looking statements speak only as of the date of this Form 10-K. The Company expressly disclaims any obligation or undertaking to publicly release any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Item 2. Properties.

The properties of the Company do not lend themselves to description by character and location of principal units. At December 31, 1996, the percentage distribution of total telephone plant by major category for the Company was as follows:

Telecommunications Property, Plant, and Equipment                  1996
-----------------------------------------------------------------------
Land and buildings (occupied principally by central offices).       10%

Cable and conduit............................................       40%

Central office equipment.....................................       35%

Other........................................................       15%
                                                               --------
Total........................................................      100%
=======================================================================

At December 31, 1996 the Company's central office equipment was utilized to approximately 90 percent of capacity.

Substantially all of the installations of central office equipment and administrative offices are in buildings and on land owned by the Company. Many garages, business offices, and telephone service centers are in rented quarters.

As of December 31, 1996, about 25 percent of the network access lines of the Company were in Los Angeles and vicinity and about 25 percent were in San Francisco and vicinity. The Company provided approximately 76 percent of the total access lines in California as of December 31, 1996. The Company does not furnish local service in certain sizable areas of California which are served by non-affiliated telephone companies.

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

Item 7.  Management's Discussion and Analysis of Results of Operations

OVERVIEW

Pacific  Bell(R)  (the  "Company,")  which  when  used  herein   includes  its
subsidiaries: Pacific Bell Directory, Pacific Bell Information Services, Pacific Bell Mobile Services, Pacific Bell Internet Services, Pacific Bell Network Integration, and others) provides local exchange services, network access, local toll services, directory advertising, Internet access, Personal Communications Services ("PCS") and selected information services in California. The Company is a wholly owned subsidiary of Pacific Telesis(R) Group ("Pacific Telesis").

The Company's primary financial goal is to build long-term value for Pacific Telesis' shareowners. Management's business strategies of expanding and strengthening the core telecommunications business, developing new markets and promoting public policy reform have returned the Company to solid growth and continue to build value not only for Pacific Telesis shareowners, but also for its customers and employees.

To further enhance shareowner, customer and employee value, and to meet the challenges of our dramatically changing industry, the Board of Directors of Pacific Telesis announced a plan on April 1, 1996 to merge with SBC Communications Inc. ("SBC").

PLANNED MERGER

The decision to merge Pacific Telesis with SBC was based on a comprehensive evaluation of the economic, financial, regulatory and technological factors in the telecommunications industry. Management believes that the combined financial resources, access to national and international markets, and technologies of the combined companies will better enable them to take full advantage of the growth opportunities provided by the Telecommunications Act of 1996. This combination will better position Pacific Telesis in today's competitive telecommunications environment. The merger is based on growth opportunities which will bring at least 1,000 new jobs to the combined companies in California, as well as the headquarters of four of the combined companies' operations.

The merger has been approved by the shareowners of Pacific Telesis and SBC, the Federal Communications Commission ("FCC") and the Public Service Commission of Nevada ("PSCN"). The U.S. Department of Justice concluded that the merger does not violate the antitrust laws. In addition, the California State Attorney General has told the California Public Utilities Commission ("CPUC") that the merger will not hurt competition in California and is consistent with emerging trends. On February 21, 1997, two California administrative law judges issued a proposed decision approving the merger but with a number of conditions, including payment of up to $750 million. Management does not agree with the level of payment or the restrictive conditions and intends to work towards their reduction or elimination. A proposed decision by the administrative law judges is not binding. The CPUC is expected to review the full case and the proposed decision and issue a final decision by March 31, 1997. Depending on the final CPUC decision, the merger could close in early second quarter. (See "Merger Agreement" under Note K on page 57.)

Management believes the merger will broaden investors' options by creating one of the nation's largest national and international telecommunications businesses. The merger will enhance competition in the communications industry and position the combined companies to continue to grow and pursue new opportunities in these increasingly competitive markets.

KEY STRATEGIES

With increasing competition for existing services, the opening of local and toll services competition in California, and the enactment of the Telecommunications Act of 1996, the Company faces an increasingly competitive marketplace. Management's key strategies provided a strong response to the competitive challenge, as reflected by the Company's strong growth in revenues for 1996. The business strategies of expanding and strengthening the core telecommunications business, developing new markets and promoting public policy reform further the Company's goal of being the customers' first choice for their telecommunications needs.

Strengthen Core Business
------------------------

A strong core business provides the essential foundation to pursue future-oriented opportunities. To strengthen the core telecommunications business, management will continue to upgrade network and systems capability, improve customer service and efficiency, and retain and expand existing markets through product and channel innovation.

Upgrade Network and Systems Capabilities

In order to offer the products and services customers want, now and in the future, the Company continues to invest heavily in improvements to the core telecommunications networks. The Company spent a total of $2.4 billion primarily on the telecommunications networks during 1996. The focus of these investments has been in the advanced digital technologies discussed below. These technologies enable the Company to provide new products and services, increase network quality and reliability, increase transmission speed, and reduce costs.

                                                           December 31
                                                           -----------
Technology Deployment                                      1996   1995
------------------------------------------------------------------------
Access lines served by digital switches................     79%    73%
Access lines with SS-7 capability......................     99%    98%
Access lines with ISDN accessibility...................     91%    85%
Miles of installed optical fiber (thousands)...........     522    467
------------------------------------------------------------------------

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

In December 1994, the Company contracted for the purchase of up to $2 billion of Advanced Communications Network ("ACN") facilities, which incorporated new technologies. During 1995, the ability to deploy the facilities outstripped the ACN vendors' ability to deliver necessary products and software. Accordingly, management decided to suspend construction at certain sites, which reduced the expected cost to less than $700 million. If ACN facilities meet certain quality and performance criteria (the "Network Test"), the Company is committed to purchase the ACN facilities in 1998. If ACN facilities fail the Network Test, the Company will not be committed to buy the ACN facilities but might be liable to reimburse the principal ACN vendor for some construction costs up to $300 million. If competition or other factors affect the Company's ability to recover its investment in these facilities, the value of the ACN facilities could be materially impaired.

Improve Customer Service and Efficiency

The Company also has invested in its networks to enhance service quality, key to winning and keeping customers in a competitive market. According to a 1996 telecommunications study performed by J. D. Power and Associates, Pacific Telesis ranked second in customer satisfaction for local residential telephone service. The Company is in a service industry and the quality of service provided is still the most essential part of what the Company sells.

In April 1996, the Company introduced a Pacific Bell Awards program, designed to reward customers for continuing to choose Pacific Bell. The program offers rewards from more than 20 partners that include airlines, computer companies and restaurants. The Pacific Bell Awards program helps promote brand name and also encourages customers to subscribe to Pacific Telesis' new products and services such as wireless PCS and Digital TV.

Recognizing the diversity of our customers, the Company provides service in multiple languages to many bilingual or non-English speaking customers in California, particularly those linked to the Pacific Rim and to Central and South America. The number of customers whose service was provided in other languages has grown by 129 percent since 1990, contributing to the Company's revenues. Strong brand name recognition and an excellent reputation in many ethnic market segments will enhance opportunity for Pacific Telesis when it enters the long distance business.

Superior service is delivered by employees in the Company's workforce whose capabilities and cultures match the diversity and demands of the market. In 1996, the U.S. Department of Labor also recognized this effort and honored Pacific Telesis with its Opportunity 2000 award for fostering employment opportunities and employee diversity.

To prosper in a competitive environment, the Company must continue to provide outstanding customer service while improving efficiency. The Company's core process reengineering ("CPR") projects have resulted in better, faster customer service with greater efficiency. CPR is a method for achieving significant increases in performance by rethinking basic business processes and systems. For example, the Company reduced the number of network operations centers from 25 to two. The new centers, which were fully operational in early 1996, require fewer employees to operate than the old centers and each serves as a fully operational backup for the other. And in 1995, the Company created customer service centers to improve the response to service activation and repair calls. With many functions consolidated in the centers, significant time savings and service improvements have been achieved by reducing hands-off between functional work groups. Reengineering processes and other efforts contributed to the improvement in efficiency as measured by the change in the Company's employees per 10,000 access lines to 26.6 in 1996 from 28.8 in 1995.


Retain and Expand Existing Markets

Stimulating usage of the Company's existing networks is the most cost effective way to increase revenues. The Company is increasing its use of alternative sales channels and targeted advertising to stimulate usage. Focus areas include high-growth data markets, voice mail, additional residential lines, and custom calling services.

The market for high-speed data transmission, or the Pacific Bell FasTrak(SM) data services, grew rapidly in 1996 due to focused marketing campaigns and the improved economy. The Company's ISDN volumes in 1996 increased 94.2 percent from 1995. Volumes for other FasTrak data services increased as follows for 1996 over the prior year: Frame Relay increased 111.5 percent and Switched Multimegabit Data Service ("SMDS") increased 60.3 percent. Frame Relay technology allows a customer to transmit 126 pages of data per second and enables the customer to move data quickly between widely dispersed local area networks. SMDS allows users to buy whatever bandwidth they need, and to upgrade it later if desired.

In December 1996, the Company began testing the delivery of Asynchronous Transfer Mode ("ATM") high-speed data to the desktop over the telephone network using Asymmetric Digital Subscriber Line ("ADSL") technology. ATM is considered the multimedia switching technology of the future. ATM functions over ADSL, a technology that delivers higher bandwidth over copper telephone lines. The Company has been conducting a limited ADSL trial in San Ramon, California since the fall of 1996.

Changes in technology and telecommuting are fueling increased demand for additional telephone lines in the home. The Company provides approximately 2 million residential access lines that are in addition to the customer's primary line. Customers want extra lines for data transmission, Internet access, fax machines, and convenience. Similarly, demand for custom calling services, such as call waiting, grew more than 11 percent in 1996 as customers asked for greater convenience and more control over their telephone communications. Caller ID, another custom calling service, was launched in July 1996 and displays the telephone number of the calling party on a device that attaches to, or is part of, a customer's telephone.

The success of the Company's voice mail products continued in 1996. Customers value such features as the ability of the service to answer the phone even when they are on the line. They also like remote message retrieval features and the reliability of the network. Voice mailbox equivalents in service increased 17.9 percent in 1996 to about 1.7 million.

Capital expenditures for the Company in 1997 are forecast to be about $2.3 billion. This amount includes approximately $2.0 billion primarily for the cost of upgrading and maintaining the core telecommunications network and system capabilities. The remainder of this amount includes the cost of building the PCS network.


New Markets
-----------

As competition intensifies in its core telecommunications business, the Company will rely increasingly on developing new products and services to create new revenue sources. Toward that end, the Company is actively creating and pursuing markets in PCS, Internet access, network integration, and other information services.

In November 1996, Pacific Bell Mobile Services ("PBMS") launched PCS in San Diego, California, and in February 1997, in Las Vegas, Nevada. Unlike most cellular service, PCS is a digital wireless service, offers superior sound quality, and protection from eavesdropping and cloning. The network will incorporate the Global System for Mobile Communications ("GSM") standard which is widely used in Europe. PBMS phones for PCS feature a built-in pager and answering machine. PBMS is selling PCS as an off-the-shelf product in approximately 100 retail stores across San Diego County and about 60 retail stores in Las Vegas. PBMS plans to offer PCS service in San Francisco and Los Angeles in the second quarter of 1997. Management expects a widespread offering of PCS service in most of California and Nevada by mid-1997. Although management anticipates significant competition, particularly from established cellular companies, it believes that digital technology and the Company's reputation for superior service will position our offering well with the customer.

Pacific Bell Internet Services ("PBI") provides Internet access services to business customers and in May 1996 rolled out its service to consumers. It is estimated that between 30 and 40 percent of all Internet traffic originates or terminates in California. In 1996, PBI added over 65,000 customers in
California and Nevada. Pacific Bell Network Integration ("PBNI"), a new business initiated in mid-1996, was formed to assist customers with the implementation of information technology networks by providing state-of-the-art network management and consulting services. In November 1996, the Company unveiled its new ISDN Home Pack(TM), the nation's first fully integrated ISDN and Internet package. The package includes Internet access through the Company's Internet Service network, a digital modem and Internet browser software. PBI handles the Internet access and customized software of the package. PBNI is responsible for integrating the whole package and managing delivery of the hardware and software components.

In 1996, Pacific Bell Interactive Media ("PBIM") launched Pacific Bell At Hand(SM), an Internet web site (www.athand.com) designed with focus on California. California merchants and consumers distribute, receive and exchange information in one of the Internet's most dynamic markets. Categories such as Entertainment and Leisure, Sports and the newly released Real Estate provide users an intimate look at restaurants, golf courses, state parks, multiple listing entries, and other advertiser provided content. In 1997, PBIM will continue to add to its merchant directory lineup.

Management sees these new markets as attractive investment opportunities even though substantial start-up costs will be incurred.

Public Policy
-------------

Telecommunications policy reform has been, and will continue to be, the subject of much debate in Congress, the California Legislature, the courts, the FCC and the CPUC. Management supports public policy reform that promotes fair competition and ensures that the responsibility for universal service is shared by all who seek to provide telecommunications services.


Telecommunications Legislation

In February 1996, the Telecommunications Act of 1996 was signed into law, easing certain restrictions imposed by the Communications Act of 1934 and the 1984 Cable Act, and replacing the 1982 Consent Decree. Among the provisions, the new law allows telephone companies and cable television companies to compete in each others' markets, and permits the former Bell Operating Companies to apply to the FCC for authority to offer long-distance service, subject to certain conditions. Once the new law is fully implemented, consumers will have many new options for their local telephone, long-distance, and cable television services. (See "FCC Recommendation on Universal Service" and "FCC Interconnection Order" below.)


FCC Recommendation on Universal Service

In November 1996, the Joint Federal-State Board on Universal Service (the "Board") issued a recommendation on how to implement sections of the Telecommunications Act of 1996 regarding universal service. Generally the plan creates a system that identifies cost subsidies in rural and high-cost areas. However, the Board deferred a recommendation on how large the subsidies should be. The Board also recommended creation of a $2.25 billion fund for providing discounted services to schools and libraries. The FCC has until May 1997 to issue a final decision on this matter.

FCC Interconnection Order

In August 1996, the FCC released a decision (the "Interconnection Order") establishing guidelines to implement the Telecommunications Act of 1996, which sets rules for opening local telecommunications markets to full competition. The Interconnection Order lays out how long distance companies and other new competitors may connect to local networks and sets guidelines and prices for network components. Management believes that the Interconnection Order undermines the intent of the Telecommunications Act of 1996 by, among other things, denying states a role in managing and setting prices for local markets. Management is also concerned that the order requires local telephone companies to offer wholesale network services at unrealistically low prices.

Pacific Telesis, along with other local telephone companies, the National Association of Regulatory Utility Commissioners and state PUCs, including the CPUC, appealed the Interconnection Order to a federal court. On October 15, 1996, the U.S. Court of Appeals for the Eighth Circuit (the "Court of

Appeals") issued a partial stay of the Interconnection Order that stays the operation and effect of the pricing provisions and the "pick and choose" rule, but allows the non-pricing elements of the order to go into effect. The U.S. Supreme Court issued a memorandum decision on November 12, 1996 refusing to overturn the stay imposed by the Court of Appeals. The Court of Appeals is expected to issue a decision by mid-1997.

The Interconnection Order also addressed the issue of wireless interconnection, or the arrangements under which local exchange carriers ("LECs") are compensated for interconnecting with and terminating traffic for commercial mobile radio service ("CMRS") providers (including cellular, PCS and paging). The Interconnection Order ruled that CMRS providers are entitled to reciprocal compensation arrangements for transport and termination of local telecommunications traffic. On November 1, 1996, the Court of Appeals lifted a part of the stay described above with respect to the non-price aspects of the FCC's reciprocal compensation rules for CMRS providers. As a result of this order, the Company is currently renegotiating its CMRS contracts and by early February 1997, had signed agreements with six CMRS providers, including the major California providers.

FCC Regulatory Framework Review

The FCC adopted new interim price cap rules in 1995 that govern the prices that the larger LECs, including the Company, charge interexchange carriers for access to local telephone networks. The interim rules require the LECs to adjust their maximum prices for changes in inflation, productivity and certain costs beyond the control of the LEC. Under the interim plan, LECs may choose from three productivity factors: 4.0, 4.7 or 5.3 percent. Election of the
5.3 percent productivity factor permits the LEC to retain all of its earnings, whereas the other lower productivity factors require earnings to be shared with customers. As in 1995, the Company again chose the 5.3 percent productivity factor that will enable it to retain all of its earnings effective July 1, 1996. The higher productivity factor was chosen because management believes that it will be more than offset by elimination of the sharing mechanism.

The revised FCC price cap plan was intended to be an interim plan that would be revised in 1996. However, with the passage of the Telecommunications Act of 1996, the FCC is conducting further proceedings to address various pricing and productivity issues, and is performing a broader review of price cap regulation in a competitive environment. Additionally, the FCC has indicated that it will also examine universal service (see "FCC Recommendation on Universal Service" on page 18) and access charge rules during 1997.

Management continues to believe that the FCC should adopt pure price cap regulation and eliminate the productivity factor, sharing and earnings cap.

CPUC Local Services Competition

The CPUC authorized facilities-based local services competition effective January 1996 and resale competition effective March 1996. Several issues still need to be resolved before the CPUC issues final rules for local competition. These issues include final rates for resale, presubscription, implementation of number portability and LEC provisioning and pricing of essential network functions to competitors. In order to provide services to resellers, the Company will use operating support systems currently in place, and it is also building electronic ordering systems and a customer care/billing center. Costs to implement local competition, especially number portability, will be material and it is uncertain whether regulators will allow for recovery of these costs. The CPUC expects to issue final rules on presubscription in early 1997 and final rates and rules for all other issues in late 1997.

Management believes that all markets should be open to all competitors under the same rules at the same time, and that a truly open competitive market, in which the Company can compete without restrictions, offers long-term opportunity to build the business and maximizes benefit for the consumer.

CPUC Decision on Universal Service

The CPUC issued its final decision on universal service on October 25, 1996, establishing an annual California universal service fund of approximately $352 million. Customers of all telecommunications providers will contribute to the preservation of affordable telephone service via a 2.87 percent surcharge on all bills for telecommunications services provided in California. The new program went into effect on February 1, 1997.

Management is concerned that the decision underestimates the true cost of providing universal telephone service. While $305 million of the total $352 million is expected to be paid to the Company initially, this is far short of the Company's estimate of the true cost of providing universal service. The Company developed a Cost Proxy Model to calculate the cost of service in California. That model estimated the average cost of providing service to be $27 per line per month. The CPUC uses the model in a modified form for the new program, but has determined that the average cost is only $20.30 per line per month. The universal service fund provides full funding for the difference between the adopted CPUC cost and price only for those lines with costs above $20.30. The Company's price for basic service, including federal charges, is $14.75. Lines that cost more than $14.75, but less than $20.30 will not receive any funding. About 25 percent of the Company's residence primary lines qualify for funding.

In order to ensure revenue neutrality, the Company must reduce its rates dollar for dollar for any funds it receives from the newly created universal service fund. This reduction will initially be accomplished by means of an across-the-board surcredit on all of the Company's products and services except for residential basic exchange services. The order allows the Company to file an application to replace the initial across-the-board surcredit with permanent price reductions for those services that previously subsidized universal services.

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

CPUC Regulatory Framework Review

In December 1995, the CPUC issued an order in its review of the regulatory framework in California. The order suspended use of the "inflation minus productivity" component of the price cap formula for 1996 through 1998. This action freezes the price caps on most of the Company's regulated services for the years 1996 through 1998 except for adjustments due to exogenous costs or price changes approved through the CPUC's application process. In December 1996, the CPUC adjusted the Company's rates due to exogenous cost changes by an annual revenue reduction of approximately $66 million effective January 1, 1997.

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

Effective January 1, 1995, the CPUC authorized toll services competition. Management estimates that share losses since January 1, 1995 have been in the five to six percent range. However, this loss combined with losses prior to the official opening of this market has resulted in the Company currently serving less than 50 percent of the business toll market. In April 1995, the CPUC also ordered the Company to offer expanded interconnection to competitive access providers. These competitors are allowed to carry the intrastate portion of long-distance and local toll calls between the Company's central offices and long distance carriers. Competitors may choose to locate their transmission facilities within or near the Company's central offices.

Effective January 1, 1996, the CPUC authorized local exchange competition. By early February 1997, the CPUC had authorized about 90 companies, including large and well-capitalized long distance carriers, competitive access providers, and cable television companies to begin providing local phone service in California, and 38 additional applications were pending. These companies are prepared to compete in major local exchange markets and many have already deployed switches or other facilities. All of the Company's customers have already chosen a long distance company, and these companies have established widespread customer awareness through extensive advertising campaigns over several years.

Local exchange competition may affect toll and access revenues, as well as local service revenues, since customers may select a competitor for all their telecommunications services. Local exchange competition may also affect other service revenues as Pacific Bell Directory will have to acquire listings from other providers for its products, and competing directory publishers may ally themselves with other telecommunications providers. Management estimates the CPUC's proposed local competition rules could materially reduce revenue growth for the Company's regulated California operations by late 1997.

The characteristics of the California market make it attractive to new competitors. The Company's business and residence revenues and profitability are concentrated among a small portion of its customer base and geographic areas. Competitors need only serve selected portions of the Company's service area to compete for the majority of its business and residence usage revenues. High-margin customers are clustered in high-density areas such as Los Angeles and Orange County, the San Francisco Bay Area, San Diego, and Sacramento. California is also attractive because it has one of the lowest switched access rates in the country. By combining the low switched access rates and discounted resale rates, competitors have the ability to price their services below the Company's prices while maintaining high margins. Reselling allows competitors to offer local services with little or no investment.

Management believes that now that our markets are open to all competitors, the Company should be granted access to markets that are currently closed to LECs. A truly open competitive market, in which the Company can compete without restrictions, offers long-term opportunity to build the business and maximizes benefits for consumers. Management believes its key strategies of strengthening the core business by upgrading its network and systems capabilities, improving customer service and efficiency, expanding existing markets, developing new markets and promoting public policy reform, will provide a strong response to its competitive challenge. (See "Key Strategies" on page 14.)



RESULTS OF OPERATIONS

The following discussions and data summarize the results of operations of the Company for 1996 compared to 1995.

                                                         %
Operating Statistics                        1996       Change      1995
---------------------------------------------------------------------------
Capital expenditures ($ millions)..        2,419         26.3     1,915
Total employees at December 31.....       45,589         -3.4    47,202
Employees per
  ten thousand access lines*.......         26.6         -7.6      28.8
===========================================================================
*  Excludes Pacific Bell Directory and Pacific Bell Mobile Services employees.

Earnings for 1996 were $1,255 million. 1996 earnings included a one-time, non-cash after-tax gain of $85 million associated with a change in accounting for directory publishing revenues and expenses, which was substantially offset by a number of other one-time items. (See "Cumulative Effect of Accounting Change" under Note A on page 43.) Earnings for 1996 reflect the revenue growth from increased customer demand for local telephone products associated with marketing efforts and California's growing economy. Earnings remained stable despite substantial increases in expenditures associated with entering new businesses, increased demand and regulatory mandates for local competition.

Management cannot predict the effects on earnings for 1997 from competition and issues remaining to be resolved with the Telecommunications Act of 1996. Management anticipates earnings dilution from the development of new markets and increased local competition, but believes that the California economy will continue to improve and that our history of effective cost controls will continue. (See "Planned Merger" through "Competitive Risk" on pages 13-22.)


Volume Indicators
-----------------
                                                       %
                                           1996     Change         1995
---------------------------------------------------------------------------
Switched access lines at Dec. 31
 (thousands).......................      16,119        4.1      *15,480
   Residence.......................      10,029        3.6       *9,677
   Business........................       5,879        5.1       *5,594
   Other...........................         211        1.0          209

   ISDN access lines at Dec. 31
    (thousands, included in above).         101       94.2           52

Total interexchange carrier access
  minutes-of-use (millions)........      63,338        9.2       58,020
   Interstate......................      35,200       11.0       31,712
   Intrastate......................      28,138        7.0       26,308

Toll messages (millions)...........       5,158        7.4        4,802
Toll minutes-of-use (millions).....      15,876        9.6       14,488

Voice mailbox equivalents at Dec. 31
  (thousands)......................       1,696       17.9        1,438

Custom calling services at Dec. 31
  (thousands)......................       7,936       11.0       *7,152
===========================================================================
*  Restated.

The  total number of  access lines in  service at  December 31, 1996,  grew to
16.119 million, an increase of 4.1 percent for the year, up from 3.0 percent in 1995. The residential access line growth rate increased to 3.6 percent for 1996, up from 1.9 percent in 1995 reflecting the growing California economy. The growth rate in business access lines was 5.1 percent in 1996, up from 4.8 percent in 1995. The growth in business access lines reflects increased employment levels in California. The number of ISDN lines in service grew to 101 thousand, an increase of 94.2 percent for 1996, as customers increased telecommuting and demanded faster data transmission and Internet access.

Access minutes-of-use represent the volume of traffic carried by interexchange carriers over the Company's local network. Total access minutes-of-use for 1996 increased by 9.2 percent over 1995. The increase in access minutes-of-use was primarily attributable to economic growth. The growth rate of 10.8 percent in 1995 was higher than 1996 due to the introduction of toll services competition in 1995. In California, the official introduction of toll services competition in January 1995 had the effect of increasing intrastate access minutes-of-use. This phenomenon occurs because the Company provides access service to competitors who complete local toll calls over the Company's network.


Toll messages and minutes-of-use are comprised of Message Telecommunications Service and Optional Calling Plans ("local toll") as well as WATS and terminating 800 services. In 1996, toll minutes-of-use increased by
9.6 percent compared to an increase of 4.1 percent for 1995. The increase was driven primarily by economic growth.

Management cannot predict the effects on volumes for 1997 from competition and issues remaining to be resolved with the Telecommunications Act of 1996. However, management believes that the California economy will continue to improve and that its business strategies will position the Company to compete effectively in the changing telecommunications industry. (See "Planned Merger" through "Competitive Risk" on pages 13-22.)


Operating Revenues
------------------

($ millions)                             1996          Change       1995
---------------------------------------------------------------------------
Total operating revenues......         $9,446            $584     $8,862
                                                         6.6%
---------------------------------------------------------------------------

Revenues for 1996 increased from 1995 primarily due to increased customer demand driven by the expansion of business data services, strong usage levels for new custom calling services, increases in access line and minutes-of-use volumes, and growth in directory advertising. The Company's marketing efforts and California's growing economy contributed to the increased customer demand. Increases in 1996 revenues were partially offset by $51 million of rate reductions due to FCC price cap orders. Revenues for the six months ended June 30, 1996, decreased about $60 million due to the FCC price cap filing for the twelve months ending June 30, 1996. For the 1996 annual access tariffs filings effective July 1, 1996, revenues increased approximately $10 million. The CPUC price cap order effective January 1, 1996, had a minimal effect on the
Company's revenues due to an order in December 1995 suspending use of the "inflation minus productivity" component of the price cap formula for 1996 through 1998. This action freezes the price caps on most of the Company's regulated services through 1998 except for adjustments due to exogenous costs or price changes approved through the CPUC's application process. (See "CPUC Regulatory Framework Review" on page 21.) Primary factors affecting 1996 revenue changes from 1995 are summarized in the table below.

CHANGE IN 1996 REVENUES FROM 1995:
                                                                     Total
                                         Price                      Change
                                          Cap           Customer      from
($ millions)                            Orders   Misc.    Demand      1995
--------------------------------------------------------------------------
Local service.......................     $  -      $14      $200      $214
Network access:
 Interstate.........................      -51       37       137       123
 Intrastate.........................        -      -23        34        11
Toll service........................        -      -20        84        64
Other service revenues..............        -       72       100       172
                                        -----    -----     -----     -----
Total operating revenues............     $-51      $80      $555      $584
==========================================================================

Local service revenues include basic monthly service fees and usage charges. Fees and charges for custom calling services, coin phones, installation, and service connections are also included in this category. The $200 million increase in customer demand for local service is the result of the 4.1 percent growth in access lines and the 11.0 percent growth in custom calling services, such as call waiting, generated by the improved economy in California and effective marketing.

Network access revenues reflect charges to interexchange carriers and to business and residential customers for access to the Company's local networks. The $137 million increase in interstate network access revenues due to customer demand reflects increased interexchange carrier access minutes-of-use, as well as increased access lines. The $34 million demand-related increase in intrastate network access revenues also resulted from growth in access minutes-of-use.

Toll service revenues include charges for local toll as well as 800 services within service area boundaries. The increase of $84 million in toll service revenues due to customer demand was driven primarily by increased local toll usage resulting from California's growing economy. The customer demand-related increases in local toll service was partially offset by competitive losses in 800 services. Interexchange carriers currently have the competitive advantage of being able to offer these services both within and between service areas.

Other service revenues are generated from a variety of services including directory advertising, information services, PCS, Internet services, network integration and billing and collection services provided by the Company. Increases in other service revenues reflect growth in the Company's information services and directory advertising due to continued growth in the California economy. In addition, other service revenues for Internet and network integration increased over 1995 primarily due to the introduction of these new services.

Management cannot predict the effects on revenues for 1997 from competition and issues remaining to be resolved with the Telecommunications Act of 1996. However, management believes that the California economy will continue to improve and that its business strategies will position the Company to compete effectively in the changing telecommunications industry. (See sections

"Planned Merger" through "Competitive Risk" on pages 13-22.)

Operating Expenses
------------------

($ millions)                            1996       Change          1995
---------------------------------------------------------------------------
Total operating expenses......        $7,142         $203        $6,939
                                                     2.9%
---------------------------------------------------------------------------

The increase in total operating expenses for 1996 reflects the Company's costs for increased demand for products and services, new business initiatives and costs incurred to prepare for local competition. Increased expenses were partially offset by cost reductions from the Company's ongoing efficiency efforts and savings due to changes in employee benefit plans and benefit plan assumptions. Primary factors affecting expense changes are summarized below.


CHANGE IN 1996 OPERATING EXPENSES FROM 1995:
                                                                      Total
                                                                     Change
                                 Salaries   Employee           Subsi-  from
($ millions)                     & Wages*  Benefits*  Misc.*  diaries  1995
---------------------------------------------------------------------------
Cost of products and services..      $38      $-121     $55     $ 6    $-22
Customer operations
  and selling expenses.........        9        -74      26      89      50
General, administrative
  and other expenses...........       27          4     178     -29     180
Depreciation and amortization..        -          -      -3      -2      -5
                                    ----       ----    ----    ----    ----
Total operating expenses.......      $74      $-191    $256     $64    $203
===========================================================================
*  Excludes Pacific Bell subsidiaries.

Excluding its subsidiaries, the Company's salary and wage expense increased $74 million in 1996, primarily due to wage increases associated with new labor agreements effective August 1995 and overtime due to increased business volumes. These increases were somewhat offset by force reduction programs. (See "Status of Restructuring Reserve" on page 28.) Due to increased demand for products and services and entry into new businesses, management anticipates that the workforce will increase in 1997 and related salary and wage expense will also increase.

Excluding its subsidiaries, the Company's employee benefits expense decreased $191 million in 1996. This decrease was due primarily to the net effect of changes in employee benefit plans and changes in employee benefit plan assumptions and the discontinued application of Statement of Financial Accounting Standards No. ("SFAS") 71, "Accounting for the Effects of Certain Types of Regulation." (See Note B - "Discontinuance of Regulatory Accounting
- SFAS 71" on page 44, Note E - "Employee Retirement Plans" on page 48 and Note F - "Other Postretirement Benefits" on page 51.) Despite 1997 expected force increases, management anticipates that the changes in employee benefit plans and benefit plan assumptions will continue to produce savings in 1997.

Excluding its subsidiaries, the Company's increase in miscellaneous expenses in 1996 primarily reflects costs incurred to prepare for local competition, increased costs for software and contract services associated with increased demand for products and services.

The Company's subsidiaries' customer operations and selling expenses increased primarily due to new business initiatives, such as PCS, Internet access and network integration.

The  Company's  subsidiaries'  general,   administrative  and  other  expenses
decreased in 1996 primarily due to reduced software expenses and cost containment efforts.

Management anticipates total operating expenses to increase in 1997 due to new business initiatives and increased demand. Also, costs to implement local competition, especially number portability, will be material and it is uncertain whether regulators will allow for recovery of these costs. (See "CPUC Local Services Competition" on page 19.) In addition, over the next few years, management is expecting to incur additional expenditures to modify its software to operate correctly for the year 2000.


Interest Expense
----------------

($ millions)                               1996        Change      1995
---------------------------------------------------------------------------
Interest expense .................         $363          $-47      $410
                                                       -11.5%
---------------------------------------------------------------------------

Interest expense decreased in 1996 due primarily to a change in classification of interest capitalized during construction from an item of other income to a reduction in interest expense due to the discontinued application of SFAS 71. (See Note B - "Discontinuance of Regulatory Accounting - SFAS 71" on page 44.)



Other Income (Expense)-Net
--------------------------

($ millions)                           1996          Change         1995
---------------------------------------------------------------------------
Other income (expense)-net........       $4            $-21          $25
                                                     -84.0%
---------------------------------------------------------------------------

Other income (expense)-net decreased in 1996 primarily due to a change in classification of interest capitalized during construction from an item of other income to a reduction of interest expense and interest income from tax refunds received in 1995. These decreases were partially offset by bond redemption costs incurred in 1995 associated with redemption of the Company's debentures.

Income Taxes
------------

($ millions)                             1996        Change        1995
---------------------------------------------------------------------------
Income taxes.........................    $775          $206        $569

                                                      36.2%
Effective tax rate (%)...............    39.8                      37.0
---------------------------------------------------------------------------

Income tax expense increased for 1996 primarily due to higher pre-tax income, tax adjustments and tax refunds received in 1995. Effective January 1, 1997, California's maximum statutory tax rate will decrease from 9.3 percent to 8.84 percent. Due to this rate reduction, at December 31, 1996, the Company revalued its net deferred tax assets. This revaluation increased state income tax expense $10 million for 1996, which contributed to the overall income tax expense increase for 1996.

Cumulative Effect of Accounting Change
--------------------------------------

During fourth quarter 1996, Pacific Bell Directory ("Directory") changed its method of recognizing directory publishing revenues and related expenses effective January 1, 1996. Directory previously recognized revenues and expenses related to publishing using the "amortized" method, under which revenues and expenses were recognized over the lives of the directories, generally one year. Under the new "issue basis" method, revenues and expenses will be recognized when the directories are issued. The cumulative after-tax effect of applying the new method to prior years is recognized as of January 1, 1996 as a one-time, non-cash gain applicable to continuing operations of $85 million. The gain is net of deferred taxes of $58 million. The first three quarters of 1996 were restated to reflect the new method. Management believes this change to the issue basis method is preferable because it is the method generally followed in the publishing industry and better reflects the operating activity of the business. This accounting change is not expected to have a significant net income effect on future periods. (See "Cumulative Effect of Accounting Change" under Note A on page 43.)

Extraordinary Item
------------------

Effective third quarter 1995, for external financial reporting purposes, the Company discontinued the application of SFAS 71, an accounting standard for entities subject to traditional regulation. As a result, during 1995, the Company recorded a non-cash, extraordinary, after-tax charge of $3.4 billion. (See Note B - "Discontinuance of Regulatory Accounting - SFAS 71" on page 44.)

Status of Restructuring Reserve
-------------------------------

In 1991, a $201 million reserve was established for the cost of management force reduction programs through 1994. A balance of $77 million remained at the end of 1993. An additional $1,020 million reserve was established in December 1993 to record the incremental cost of force reductions associated with restructuring the Company's business processes through 1997. This restructuring was expected to allow the Company to eliminate more than 14,000 employee positions from 1994 through 1997. After considering new positions expected to be created, a net reduction of approximately 10,000 positions was anticipated. In addition, the Company has relocated employees in conjunction with consolidating business offices, network facilities, installation and collection centers, and other operations.

The Company's gross force reductions under the restructuring plan, excluding subsidiaries, totaled 4,142 employees in 1996. Total gross force reductions for the first three years of the plan, 1994 through 1996, totaled 14,181. Net force reductions were 1,926 for 1996 and 9,168 for the three-year period 1994 through 1996. The pace of net force loss moderated in 1996 due to strong volume growth.

Annual cash savings are expected to reach approximately $1 billion when the restructuring is completed in 1997. In 1996, expense savings due to the restructuring totaled approximately $757 million primarily from savings in labor costs due to cumulative force reductions since restructuring began.

Charges to the restructuring reserve in 1996 totaled $126 million, including cash outlays of $190 million and a $64 million non-cash charge reversal described below. In 1995, the Company charged $219 million to the restructuring reserve for the cost through 1997 of enhanced retirement benefits negotiated in the 1995 union contracts. These costs will be paid from pension fund assets and do not require current outlays of the Company's funds. Based on its experience, in 1996 the Company revised its estimate of these retirement costs. Consequently, $64 million of these 1995 non-cash charges were reversed in 1996. There was no effect on net income from either the 1995 charge or the 1996 change in this estimate. Management expects to use the remaining reserve balance during 1997. (See Note C - "Restructuring and Curtailment Charges" on page 46.)

The table below sets forth the status and activity in the reserve.

($ millions)                                        1996     1995     1994
---------------------------------------------------------------------------
Reserve for force reductions and restructuring:

    Balance - beginning of year..............      $ 219    $ 819   $1,097
    Additions................................          -       -         -
    Charges: cash outlays ...................       -190     -381     -216
             noncash ........................         64     -219      -62
                                                 --------------------------
    Balance - end of year....................      $  93    $ 219   $  819
===========================================================================

CREDIT RATINGS

In August 1996, Moody's Investors Services, Inc. ("Moody's") downgraded the Company's debentures and notes to A1 from Aa3 and the shelf registration of debt securities to (P)A1 from (P)Aa3. The downgrades were prompted by Moody's concerns about the ability of the Company to continue to generate the same level of highly predictable cash flows in an increasingly uncertain competitive and regulatory environment.

In April 1996, reflecting the announcement of the merger agreement with SBC Communications Inc. ("SBC"), Standard & Poor's Corporation reaffirmed its rating of Double-A-Minus ("AA-") on the Company's debentures and its credit rating outlook as negative. (See "Merger Agreement" under Note K on page 57.) Also reflecting the merger agreement announcement, Duff and Phelps Credit Rating Co. reaffirmed its ratings of Duff 1+ and Double-A-Minus ("AA-") on the Company's commercial paper and debentures, respectively.

The following are commercial paper and bond ratings for the Company:

                                                                 Duff and
                            Moody's Investors   Standard &   Phelps Credit
                               Services, Inc.  Poor's Corp.     Rating Co.
                            -----------------  ------------  -------------
Commercial Paper............        Prime-1         A-1+          Duff 1+
Long- and Intermediate-
   Term Debt................             A1          AA-              AA-
---------------------------------------------------------------------------
The above ratings  reflect the views of the rating agencies and are subject to
change.    The  ratings   should  be  evaluated  independently  and   are  not
recommendations to buy, sell, or hold the securities of the Company.

PENDING REGULATORY ISSUES

Uniform Systems of Account ("USOA") Turnaround Adjustment
---------------------------------------------------------

In May 1995, the Company filed an application with the CPUC to eliminate the USOA Turnaround Adjustment effective January 1, 1995. This Turnaround Adjustment is a vestige of traditional rate-of-return regulation and has been in effect since 1988. Because of the adjustment, the Company's revenues were reduced by over $23 million each year from 1988 through 1995. 1996 and 1997 revenues are subject to refund. These adjustments were intended to reflect annual revenue requirement reductions resulting from the CPUC's adoption of a capital-to-expense accounting change in 1988. The CPUC held evidentiary hearings in October 1995 addressing whether the USOA Turnaround Adjustment should be eliminated. The CPUC's Office of Ratepayer Advocates has proposed that the Company be ordered to permanently reduce its revenues by $106 million effective January 1, 1996. Another intervenor has proposed that the Company should be ordered to reduce its annual revenues by $43 million effective January 1, 1996, with additional revenue reductions of about $11 million made on a cumulative basis over the next ten years. After year ten, the proposed revenue reduction would be about $155 million permanently for each year. Management cannot predict the outcome of this matter.

Revenues Subject to Refund
--------------------------

In 1992, the CPUC issued a decision adopting, with modification, SFAS 106, "Employers' Accounting for Postretirement Benefits Other than Pensions," for regulatory accounting purposes. Annual price cap decisions by the CPUC granted the Company approximately $100 million in each of the years 1993-1996 for partial recovery of higher costs under SFAS 106. However, the CPUC in October 1994 reopened the proceeding to determine the criteria for exogenous cost treatment and whether the Company should continue to recover these costs. The CPUC's order held that related revenues collected after October 12, 1994, are subject to refund plus interest. It is possible that the CPUC could decide this issue in the near term, and that the decision could have a material adverse effect on the Company. Related revenues subject to refund totaled about $221 million at December 31, 1996. Management believes postretirement benefits costs are appropriately recoverable in the Company's price cap filings.

Other Billing and Collecting ("OB&C")
-------------------------------------

The FCC adopted new rules for recovery of OB&C expenses which will go into effect mid-March 1997. The new rules shift an additional 25 percent of OB&C costs from the intrastate to the interstate jurisdiction. The shift could result in revenue reductions of approximately $40 million a year. Management is evaluating options to mitigate the effect on revenues.

Property Tax Investigation
--------------------------

In 1992, a settlement agreement was reached between the State Board of Equalization, all California counties, the State Attorney General, and 28 utilities, including the Company, on a specific methodology for valuing utility property for property tax purposes for a period of eight years. The CPUC opened an investigation to determine if any resulting property tax savings should be returned to customers. Intervenors have asserted that as much as $20 million of annual property tax savings should be treated as an exogenous cost reduction in the Company's annual price cap filings. These intervenors have also asserted that past property tax savings totaling as much as approximately $70 million as of December 31, 1996, plus interest should be returned to customers. Management believes that, under the CPUC's regulatory framework, any property tax savings should be treated only as a component of the calculation of shareable earnings not as an exogenous cost. In an Interim Opinion issued in June 1995, the CPUC decided to defer a final decision on this matter pending resolution of the criteria for exogenous cost treatment under its regulatory framework. The criteria are being considered in a separate proceeding initiated for rehearing of the CPUC's postretirement benefits other than pensions decision discussed above. It is possible that the CPUC could decide this issue in the near term, and that the decision could have a material adverse effect on the Company.

CPUC Revenue Rebalancing Shortfall
----------------------------------

In September 1995, the Company filed with the CPUC for $214 million of revenue increases. The request was to compensate the Company for the revenue shortfall that resulted from the CPUC's price rebalancing plan that accompanied the official introduction of toll services competition on January 1, 1995. Revenue reductions due to lower prices were intended to be offset by other price increases and by increased network usage generated by the lower prices. Demand growth as a result of local toll price reductions fell far short of the level anticipated by the CPUC. As a result, the revenue neutrality intended by the CPUC was not achieved. On February 19, 1997, the CPUC denied the Company's petition. Management is currently evaluating whether to appeal the order.


SALE OF BELLCORE

In November 1996, the owners of Bell Communications Research ("Bellcore") reached an agreement to sell the company to Science Applications International Corp. Bellcore is a leading provider of communications software and consulting services. It is owned by the Company and six of the telephone regional holding companies formed at the divestiture of AT&T Corp. in 1984. The sale is expected to be finalized by the end of 1997 after obtaining the necessary regulatory approvals.

Item 8.  Financial Statements and Supplementary Data

REPORT OF MANAGEMENT

The management of Pacific Bell is responsible for preparing the accompanying financial statements and for their integrity and objectivity. The statements have been prepared in accordance with generally accepted accounting principles applied on a consistent basis and management believes they are not misstated due to material fraud or error. In instances where exact measurement is not possible, the financial statements include amounts based on management's best estimates and judgments. Management also prepared the other information contained in this annual financial review and is responsible for its accuracy and consistency with the financial statements.

The Company's financial statements have been audited by Coopers & Lybrand L.L.P., independent accountants, whose appointment has been ratified by Pacific Telesis' shareowners. Management has made available to Coopers & Lybrand L.L.P. all the Company's financial records and related data, as well as the minutes of directors' meetings. Furthermore, management believes that all of its representations made to Coopers & Lybrand L.L.P. during their audit are valid and appropriate.

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

Management also recognizes its responsibility to foster a strong ethical climate that enables the Company to conduct its affairs according to the highest standards of personal and corporate conduct. This responsibility is characterized and reflected in the Company's code of corporate conduct, which is publicized throughout the Company. The code of conduct addresses, among other things: potential conflicts of interest; compliance with domestic laws, including those relating to foreign transactions and financial disclosure; and the confidentiality of proprietary information. The Company maintains a systematic program to assess compliance with these policies.

The Audit Committee of the Board of Directors is responsible for overseeing the Company's financial reporting process on behalf of the Board. In fulfilling its responsibility, the Committee recommends to the Board, subject to shareowner ratification, the selection of the Company's independent accountants. During 1996, the Committee consisted of four members of the Board who are neither officers nor employees of the Company. It meets regularly with representatives of management, internal audit and the independent accountants to review internal accounting controls and accounting, auditing and financial reporting matters. During 1996, the Committee held five meetings. The Company's internal auditors and independent accountants periodically meet alone with the Committee to discuss the matters previously noted and have direct access to it for private communication at any time.

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareowner of Pacific Bell:

We have audited the consolidated financial statements and the financial statement schedule of Pacific Bell (a wholly owned subsidiary of Pacific Telesis Group) and Subsidiaries (the "Company") as listed in Item 14(a) of this Form 10-K. These financial statements and the financial statement schedule are the responsibility of management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pacific Bell and Subsidiaries as of December 31, 1996 and 1995 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

As discussed in Note A to the Consolidated Financial Statements, the Company's Pacific Bell Directory subsidiary changed its method of recognizing directory publishing revenues and related expenses effective January 1, 1996. Also discussed in Note A, the Company discontinued its application of Statement of Financial Accounting Standards No. 71 during 1995.


/s/ Coopers & Lybrand L.L.P.
San Francisco, California
February 27, 1997

                       PACIFIC BELL AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF INCOME

                                             For the Year Ended December 31
                                             ------------------------------
(Dollars in millions)                             1996      1995      1994
---------------------------------------------------------------------------
OPERATING REVENUES
Local service................................  $ 3,956   $ 3,742   $ 3,385
Network access:
  Interstate.................................    1,805     1,682     1,561
  Intrastate.................................      718       707       731
Toll service.................................    1,274     1,210     1,984
Other service revenues.......................    1,693     1,521     1,406
                                             ------------------------------
TOTAL OPERATING REVENUES.....................    9,446     8,862     9,067
---------------------------------------------------------------------------
OPERATING EXPENSES
Cost of products and services................    1,788     1,810     1,898
Customer operations and
  selling expenses...........................    1,876     1,826     1,846
General, administrative, and other expenses..    1,652     1,472     1,437
Depreciation and amortization ...............    1,826     1,831     1,758
                                             ------------------------------
TOTAL OPERATING EXPENSES.....................    7,142     6,939     6,939
---------------------------------------------------------------------------
OPERATING INCOME.............................    2,304     1,923     2,128
Interest expense.............................      363       410       439
Other income(expense)-net....................        4        25         3
---------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES, EXTRAORDINARY
  ITEM AND CUMULATIVE EFFECT OF
  ACCOUNTING CHANGE..........................    1,945     1,538     1,692
Income taxes.................................      775       569       621
---------------------------------------------------------------------------
INCOME BEFORE EXTRAORDINARY ITEM AND
  CUMULATIVE EFFECT OF ACCOUNTING CHANGE.....    1,170       969     1,071
Extraordinary item, net of tax (Note B)......      -      (3,360)      -
Cumulative effect of accounting change,
  net of tax (Note A)........................       85       -         -
                                             ------------------------------
NET INCOME (LOSS)............................  $ 1,255   $(2,391)  $ 1,071
===========================================================================
The accompanying Notes are an integral part of the Consolidated Financial Statements.

                       PACIFIC BELL AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                                                          December 31
                                                  -------------------------
(Dollars in millions)                                   1996          1995
---------------------------------------------------------------------------
ASSETS
Cash and cash equivalents.........................   $    58       $    68
Accounts receivable - net of allowances
  for uncollectibles of $161 and $131.............     1,956         1,475
Prepaid expenses and other current assets.........       486           802
                                                  -------------------------
Total current assets..............................     2,500         2,345
                                                  -------------------------
Property, plant, and equipment - at cost..........    28,372        26,688
  Less:  accumulated depreciation.................   (16,699)      (15,608)
                                                  -------------------------
Property, plant, and equipment - net..............    11,673        11,080
                                                  -------------------------
Other noncurrent assets...........................       476           474
                                                  -------------------------
TOTAL ASSETS......................................   $14,649       $13,899
===========================================================================
LIABILITIES AND SHAREOWNER'S EQUITY
Accounts payable and accrued liabilities..........   $ 2,077       $ 2,109
Debt maturing within one year.....................       287           781
Other current liabilities.........................       469           552
                                                  -------------------------
Total current liabilities.........................     2,833         3,442
                                                  -------------------------
Long-term obligations.............................     5,364         4,608
                                                  -------------------------
Deferred income taxes.............................       476           321
                                                  -------------------------
Other noncurrent liabilities and deferred credits.     2,049         2,417
                                                  -------------------------
Commitments and contingencies (Note K)

Common stock ($1.00 stated value; 300,000,000
  shares authorized; 224,504,982 shares issued
  and outstanding)................................       225           225
Additional paid-in capital........................     6,100         5,387
Accumulated deficit...............................    (2,398)       (2,501)
                                                  -------------------------
Total shareowner's equity.........................     3,927         3,111
                                                  -------------------------
TOTAL LIABILITIES AND SHAREOWNER'S EQUITY.........   $14,649       $13,899
===========================================================================
The accompanying Notes are an integral part of the Consolidated Financial Statements.

                       PACIFIC BELL AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF SHAREOWNER'S EQUITY


                                             For the Year Ended December 31
                                             ------------------------------
(Dollars in millions)                             1996      1995      1994
---------------------------------------------------------------------------
COMMON STOCK
Balance at beginning of year.................   $  225    $  225    $  225
                                              -----------------------------
Balance at end of year.......................      225       225       225
---------------------------------------------------------------------------
ADDITIONAL PAID-IN CAPITAL
Balance at beginning of year.................    5,387     5,169     5,168
Equity investment by parent..................      713       218         1
                                              -----------------------------
Balance at end of year.......................    6,100     5,387     5,169
---------------------------------------------------------------------------
(ACCUMULATED DEFICIT) REINVESTED EARNINGS
Balance at beginning of year.................   (2,501)      830       761
Net income (loss)............................    1,255    (2,391)    1,071
Dividends declared...........................   (1,151)     (943)     (998)
Other changes................................       (1)        3        (4)
                                              -----------------------------
Balance at end of year.......................   (2,398)   (2,501)      830
---------------------------------------------------------------------------
TOTAL SHAREOWNER'S EQUITY....................   $3,927    $3,111    $6,224
===========================================================================
The accompanying Notes are an integral part of the Consolidated Financial Statements.

                         PACIFIC BELL AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                             For the Year Ended December 31
                                             ------------------------------
(Dollars in millions)                               1996     1995     1994
---------------------------------------------------------------------------
CASH FROM (USED FOR) OPERATING ACTIVITIES
Net income (loss)............................... $ 1,255  $(2,391) $ 1,071
Adjustments to reconcile net income (loss)
  to cash from operating activities:
    Extraordinary item..........................       -    3,360        -
    Cumulative effect of accounting change......     (85)       -        -
    Depreciation and amortization...............   1,826    1,831    1,758
    Changes in deferred income taxes............     251      121        1
    Amortization of investment tax credits......     (47)     (52)     (63)
    Changes in operating assets and liabilities:
      Accounts receivable.......................    (219)      55      (12)
      Prepaid expenses and other
        current assets..........................     (32)     (29)     (13)
      Other noncurrent assets...................     (43)     (25)     (25)
      Accounts payable and accrued
        liabilities.............................      14      149      170
      Other current liabilities.................     (83)     (16)      40
      Noncurrent liabilities and
        deferred credits........................    (321)    (367)      (7)
    Other adjustments, net......................       6       25      (18)
                                                ---------------------------
Cash from operating activities..................   2,522    2,661    2,902
---------------------------------------------------------------------------
CASH FROM (USED FOR) INVESTING ACTIVITIES
Additions to property, plant, and equipment.....  (2,334)  (1,964)  (1,612)
Other investing activities, net.................     (29)      19        2
                                                ---------------------------
Cash used for investing activities..............  (2,363)  (1,945)  (1,610)
---------------------------------------------------------------------------



                             (Continued next page)

                       PACIFIC BELL AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Continued)
                                             For the Year Ended December 31
                                             ------------------------------
(Dollars in millions)                               1996     1995     1994
---------------------------------------------------------------------------

CASH FROM (USED FOR) FINANCING ACTIVITIES
Equity infusion from parent.....................     713      218        1
Proceeds from issuance of long-term debt........     495        -        -
Retirements of long-term debt...................       -     (514)     (11)
Dividends paid..................................  (1,151)    (943)    (998)
Increase (decrease) in short-term borrowings
  with original maturities of 90 days or less,
  net...........................................    (504)     526     (287)
Other financing activities, net.................     278        3        8
                                                ---------------------------
Cash used for financing activities..............    (169)    (710)  (1,287)
---------------------------------------------------------------------------
Increase (decrease) in cash and
  cash equivalents..............................     (10)       6        5
Cash and cash equivalents at January 1..........      68       62       57
                                                ---------------------------
Cash and cash equivalents at December 31........ $    58  $    68  $    62
===========================================================================
The accompanying Notes are an integral part of the Consolidated Financial Statements.

                         PACIFIC BELL AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


A.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Consolidated Financial Statements include the accounts of Pacific Bell and its wholly owned subsidiaries: Pacific Bell Directory, Pacific Bell Information Services, Pacific Bell Mobile Services, Pacific Bell Internet Services, Pacific Bell Network Integration, and others (the "Company"). The
Company is a wholly owned subsidiary of Pacific Telesis Group. All significant intercompany balances and transactions have been eliminated. The consolidated financial statements reflect reclassifications made to conform with the current year presentation. These reclassifications did not affect net income or shareowner's equity.

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

Regulatory Accounting

Effective third quarter 1995, for external financial reporting purposes, the Company discontinued the application of Statement of Financial Accounting Standards No. ("SFAS") 71, "Accounting for the Effects of Certain Types of Regulation," an accounting standard for entities subject to traditional regulation. (See Note B - "Discontinuance of Regulatory Accounting - SFAS 71" on page 44.)

Property, Plant, and Equipment

Property, plant, and equipment (which consists primarily of telecommunications plant dedicated to providing telecommunications services) is carried at cost. The cost of self-constructed plant includes employee wages and benefits, materials, capitalized interest during the construction period, and other costs. Capital leases are recorded at the present value of future minimum lease payments. Expenditures in excess of $500 that increase the capacity, operating efficiency, or useful life of an individual asset are capitalized. Expenditures for maintenance and repairs are charged to expense.

No gain or loss is recognized on the disposition of depreciable telecommunications plant. At the time of retirement of telecommunication property, plant, and equipment, the original cost of the plant retired plus cost of removal is charged to accumulated depreciation. Accumulated depreciation is credited with salvage value or insurance recovery, if any.

Depreciation expense is computed using the straight-line method based on management's estimate of economic lives for various categories of property, plant, and equipment.

The Company continues to invest heavily in improvements to its core telecommunications network. The Company has also made investments in Internet access. These technologies are subject to technological risks and rapid market changes due to new products and services and changing customer demand. These changes may result in changes to the estimated economic lives or net realizable value of these assets.

The Company carries catastrophic insurance coverage with large deductibles on its telecommunications switching and building assets, and is self-insured for its outside telecommunications plant.

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

Change in Accounting for Postretirement Costs

Effective January 1, 1993, the Company adopted SFAS 106, "Employers' Accounting for Postretirement Benefits Other than Pensions." Annual price cap decisions by the CPUC granted the Company approximately $100 million for each of the years 1993-1997 for partial recovery of its higher costs. However, a CPUC order held that revenues collected after October 12, 1994 are subject to refund. (See "Revenues Subject to Refund" in Note K on page 59.)

Change in Estimates

In 1996, management amended the salaried pension plan, which changed from a final pay plan to a cash balance plan. As a result of the approval of this plan amendment, the Company updated its actuarial assumptions to reflect changes in market interest rates and recent actuarial experience. (See Note E - "Employee Retirement Plans" on page 48 and Note F - "Other Postretirement Benefits" on page 51.)

Cumulative Effect of Accounting Change

Effective January 1, 1996, Pacific Bell Directory ("Directory"), a wholly-owned subsidiary of the Company, changed its method of recognizing directory publishing revenues and related expenses. Directory previously recognized revenues and expenses related to publishing using the "amortized" method, under which revenues and expenses were recognized over the lives of the directories, generally one year. Under the new "issue basis" method, revenues and expenses will be recognized when the directories are issued.

Management believes this change to the issue basis method is preferable because it is the method generally followed in the publishing industry and better reflects the operating activity of the business.


The cumulative after-tax effect of applying the new method to prior years is recognized as of January 1, 1996 as a one-time, non-cash gain applicable to net income of $85 million. The gain is net of deferred taxes of $58 million.


The effect of applying the new method for the twelve months ended December 31, 1996 is a non-cash gain included in income before extraordinary item and cumulative effect of accounting change of $3 million. The total effect of the change is a non-cash gain included in net income of $88 million.

Pro forma results, assuming the issue basis method had been applied during prior periods, are as follows:

                                             For the year ended December 31
                                             ------------------------------
(Dollars in millions)                             1996      1995       1994
----------------------------------------------------------------------------
Pro Forma (Unaudited)
--------------------
Income before extraordinary item...........     $1,170      $982     $1,057
Net income (loss)..........................     $1,170   $(2,378)    $1,057

As Reported
-----------
Income before extraordinary item...........     $1,170      $969     $1,071
Net income (loss)..........................     $1,255   $(2,391)    $1,071


B. DISCONTINUANCE OF REGULATORY ACCOUNTING - SFAS 71

Effective third quarter 1995, for external financial reporting purposes, the Company discontinued the application of SFAS 71, "Accounting for the Effects of Certain Types of Regulation," an accounting standard for entities subject to traditional regulation. As a result, during 1995 the Company recorded a non-cash, extraordinary, after-tax charge of $3.4 billion, net of a deferred income tax benefit of $2.4 billion. The charge includes a write-down of net telephone plant and the elimination of net regulatory assets as summarized in the following table.

(Dollars in millions)                                  Pre-Tax  After-Tax
-------------------------------------------------------------------------
Increase in telephone plant and equipment
  accumulated depreciation.....................         $4,819     $2,842
Elimination of net regulatory assets...........            962        518
                                                       ------------------
Total..........................................         $5,781     $3,360
=========================================================================

The Company historically accounted for the economic effects of regulation in accordance with the provisions of SFAS 71. Under SFAS 71, the Company depreciated telephone plant using lives prescribed by regulators and, as a result of actions of regulators, deferred recognizing certain costs, or recognized certain liabilities (referred to as "regulatory assets" and "regulatory liabilities").

Effective third quarter 1995, management determined that, for external financial reporting purposes, it was no longer appropriate for the Company to use the special SFAS 71 accounting rules for entities subject to traditional regulation. Management's decision to change to the general accounting rules used by competitive enterprises was based upon an assessment of the emerging competitive environment in California. The Company's prices for its products and services are being driven increasingly by market forces instead of regulation.

In 1995, the $4.8 billion increase in the Company's accumulated depreciation for its telephone plant reflects the adoption of new, shorter depreciation lives. The estimated useful lives historically prescribed by regulators did not keep up with the rapid pace of technology. The Company's previous and new asset lives are compared in the following table.

Asset Lives (in years)                                   Old       New
---------------------------------------------------------------------------
Copper cable......................................     19-26        14
Digital switches..................................      16.5        10
Digital circuits..................................  9.6-11.5         8
Fiber optic cable.................................     28-30        20
Conduit...........................................        59        50
---------------------------------------------------------------------------

The discontinuance of SFAS 71 for external financial reporting purposes in 1995 by the Company also required the elimination of net regulatory assets totaling $962 million. Regulators sometimes include costs in allowable costs for ratemaking purposes in a period other than the period in which those costs would be charged to expense under general accounting rules. The accounting for these timing differences created regulatory assets and regulatory liabilities on the Company's balance sheet.

Significant changes occurred in the Company's balance sheet in 1995 as a result of the discontinuance of SFAS 71. Details of the Company's net regulatory assets that have been eliminated are displayed in the following table.

(Dollars in millions)
------------------------------------------------------------------------
Regulatory assets/(liabilities) due to:
Deferred pension costs*......................................      $460
Unamortized debt redemption costs**..........................       337
Deferred compensated absence costs*..........................       206
Unamortized purchases of property, plant, and
  equipment under $500.......................................        82
Deferred income taxes***.....................................      (159)
Other........................................................        36
                                                                   ----
Total........................................................      $962
========================================================================
* Previously included primarily in "Other noncurrent assets" in the Company's balance sheets.
**   Previously included in "Long-term obligations."
*** Previously included in "Other current liabilities" and "Other noncurrent liabilities and deferred credits."


Due to the discontinued application of SFAS 71, pension costs for both intrastate and interstate operations are now determined under SFAS 87, "Employers' Accounting for Pensions," and SFAS 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits." Capitalized interest cost is reported as a cost of telephone plant and equipment and as a reduction in interest expense, as required by SFAS 34, "Capitalization of Interest Cost." Prior to the discontinuance of SFAS 71, the Company recorded an allowance for funds used during construction, which included both interest and equity return components, as a cost of plant and as an item in miscellaneous income. The Company's accounting and reporting for regulatory purposes are not affected by the discontinued application of SFAS 71 for external financial reporting purposes.


C. RESTRUCTURING AND CURTAILMENT CHARGES

During 1993, the Company recorded a pre-tax restructuring charge of $977 million to recognize the incremental cost of force reductions associated with restructuring its internal business processes through 1997. This charge is to cover the incremental severance costs associated with terminating more than 14,000 employees from 1994 through 1997. It is also to cover the incremental costs of consolidating and streamlining operations and facilities to support this downsizing initiative. The remaining reserve balance as of December 31, 1996 and 1995 was $93 and $219 million, respectively.

D. INCOME TAXES

The components of income tax expense for each year are as follows:

(Dollars in millions)                           1996       1995      1994
--------------------------------------------------------------------------
Current:
   Federal.................................     $442       $406      $549
   State and local income taxes............      130        122       166

                                              ----------------------------
Total current..............................      572        528       715

Deferred:
  Federal..................................      184         66       (24)
  State and local income taxes.............       66         27        (7)
                                              ----------------------------
Total deferred.............................      250         93       (31)

Amortization of investment
  tax credits - net........................      (47)       (52)      (63)
                                               ---------------------------
Total income taxes ........................     $775       $569      $621
==========================================================================

Significant components of the Company's deferred tax assets and liabilities are as follows:
                                                           December 31
                                                        -------------------
(Dollars in millions)                                   1996         1995
---------------------------------------------------------------------------
Deferred tax (assets)/liabilities due to:
  Depreciation and amortization.................        $947         $891
  Employee benefits.............................        (420)        (431)
  Restructuring reserve.........................         (54)        (124)
  Customer rate reductions......................        (110)        (128)
  Other, net....................................        (292)        (446)
                                                       ------       ------
Net deferred tax (assets)/liabilities...........         $71        $(238)
                                                       ======       ======
Amounts recorded in consolidated
  balance sheets:
  Deferred tax assets*..........................        $405        $ 559
                                                       ======       ======
  Deferred tax liabilities*.....................        $476        $ 321
                                                       ======       ======

===========================================================================
* Reflects reclassification of certain current and noncurrent amounts by federal and state tax jurisdictions to a net presentation. Amounts include both current and noncurrent portions. (See Note M - "Additional Financial Information" on page 62 for current and noncurrent deferred tax assets.)

In 1996 the State of California reduced the corporate tax rate from 9.3 percent to 8.84 percent, effective for taxable years beginning on or after January 1, 1997. In accordance with generally accepted accounting principles, deferred tax assets and liabilities at December 31, 1996 were revalued to reflect the lower tax rate. This revaluation increased state tax expense, net of federal tax, and decreased net income $10 million in 1996.

An income tax expense related to the cumulative effect of the accounting change in 1996 for the change in accounting for directory revenue and expenses is $58 million. (See Note A - "Cumulative Effect of Accounting Change" on page 43.)

An income tax benefit related to the extraordinary charge in 1995 for the discontinued application of SFAS 71 for depreciated telephone plant is $2.0 billion and for regulatory assets and liabilities is $0.4 billion. (See Note B - "Discontinuance of Regulatory Accounting - SFAS 71" on page 44.) The reasons for differences each year between the effective income tax rate and applying the statutory federal income tax rate to income before income taxes are provided in the following reconciliation:

                                                   1996      1995    1994
---------------------------------------------------------------------------
Statutory federal income tax rate (%).........     35.0      35.0    35.0
Increase (decrease) in taxes resulting from:
   Amortization of investment tax credits.....     (1.6)     (3.4)   (3.6)
   Plant basis differences - net of
      applicable depreciation.................        -       2.1     2.0
   Interest during construction...............        -      (1.1)   (0.6)
   State income taxes - net of federal
      income tax benefit......................      6.5       6.2     6.1
   Excess deferred taxes......................        -      (2.9)   (2.8)
   Other .....................................     (0.1)      1.1     0.6
                                                  -------------------------
Effective income tax rate (%).................     39.8      37.0    36.7
===========================================================================


E. EMPLOYEE RETIREMENT PLANS

Defined Benefit Plans

The Company provides pension, death, and survivor benefits to substantially all of its employees through participation in certain Pacific Telesis Group defined benefit pension plans. Non-salaried plan benefits are based on a flat dollar amount and vary according to job classification, age, and years of service. Salaried plan benefits accrue in a separate account balance based on a fixed percentage of each employee's monthly salary with interest.

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

The Company reports pension costs and related obligations under the provisions of SFAS 87 and SFAS 88. However, prior to discontinuing application of SFAS 71 during 1995, the Company recognized pension costs consistent with the methods adopted for ratemaking. Pension costs recognized under SFAS 71 reflected a California Public Utilities Commission ("CPUC") order requiring the continued use of the aggregate cost method for intrastate operations and a Federal Communications Commission ("FCC") requirement to use SFAS 87 and SFAS 88 for interstate operations. (See Note B - "Discontinuance of Regulatory Accounting - SFAS 71" on page 44.) As required by regulatory accounting under SFAS 71, pension cost in the table below excludes the intrastate portion of the Company's SFAS 87 costs of $79 for 1994.


Annual pension cost recognized in the financial statements during each year presented is:

Pension Cost                                     1996       1995     1994
--------------------------------------------------------------------------
(Dollars in millions)

Current year pension cost...................    $(174)      $ 76     $ 28
Settlements and curtailments................        -          -      (10)
                                             -----------------------------
Pension cost (credit) recognized............    $(174)      $ 76     $ 18
==========================================================================

                                                         December 31
                                                   -----------------------
Pension Obligation                                     1996         1995
--------------------------------------------------------------------------
(Dollars in millions)

Accumulated Benefit Obligation.................      $7,443       $8,835
Vested Benefit Obligation......................      $6,904       $7,747
--------------------------------------------------------------------------
Accrued pension cost liability recognized in
   the consolidated balance sheets.............        $814       $1,061
--------------------------------------------------------------------------
Present value discount rate (%)................         7.5         7.25
Long-term rate of return on plan assets (%)....         9.0          9.0
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

In March 1996, Pacific Telesis Group amended the salaried pension plan from a final pay plan to a cash balance plan effective July 1, 1996. As a result of this plan amendment, in second quarter 1996 Pacific Telesis Group updated its actuarial assumptions to reflect changes in market interest rates and recent experience, including a change in its assumption concerning future ad hoc increases in pension benefits. Taken together, the change in plan design, discount rate, assumed long-term rate of return and other assumptions increased net income by approximately $150 million during 1996. An enhanced transition benefit, based on frozen pay and service as of June 30, 1996, was established to preserve benefits already accrued by salaried employees under the final pay plan. Effective January 1, 1995, the salaried pension plan was amended to cap net credited service for pension benefits at 30 years or, if greater, the amount of the employee's service on January 1, 1995. Upon adoption, this amendment affected approximately 800 employees.

During 1996, 1995 and 1994, special pension benefits and cash incentives were offered in connection with the Company's restructuring and related force reduction program. Effective October 1, 1995, pension benefit increases may be offered to various groups of non-salaried employees under 1995 plan amendments which increase benefits for specified groups who elect early retirement under incentive programs. On March 28, 1994, the Company offered a special pension benefit that removed any age discount from pensions for management employees who were eligible to retire with a service pension on that date. Also during 1994, pension benefit increases were offered to various groups of non-salaried employees under 1992 plan amendments that increase benefits for specified groups who elect early retirement under incentive programs. Approximately 1,500, 1,900 and 3,400 employees left the Company during 1996, 1995 and 1994, respectively, under early retirement or voluntary and involuntary severance programs. Annual pension cost excludes ($64), $219 and $62 million of additional pension costs charged to the Company's restructuring reserve in 1996, 1995 and 1994, respectively.

The Company has entered into labor negotiations with union-represented employees in the past and expects to do so in the future. Pension benefits have been included in these negotiations, and improvements in benefits have been made periodically. Additionally, the Company has increased benefits to pensioners on an ad hoc basis. While no assurance can be offered with respect to future increases, management's expectations for future benefit increases other than ad hoc increases have been considered in determining pension costs.

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

The Company's contributions to the Savings Plans are based on matching a portion of employee contributions. All matching employer contributions to the Savings Plans are made through a leveraged employee stock ownership ("LESOP") trust. Total Company contributions to these plans, including contributions allocated to participant accounts through the LESOP trust, were $65, $68, and $64 million in 1996, 1995, and 1994, respectively.

F.   OTHER POSTRETIREMENT BENEFITS

Substantially all retirees and their dependents are covered under the Company's plans for medical, dental and life insurance benefits. Approximately 43,000 retirees were eligible to receive benefits as of January 1, 1996. Currently, the Company pays the full cost of retiree health benefits. However, by 1999, all employees retiring after 1990 will pay a share of the costs of medical coverage that exceeds a defined dollar medical cap. Such future cost sharing provisions have been reflected in determining the Company's postretirement benefit costs. The Company retains the right, subject to applicable legal requirements, to amend or terminate these benefits.

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

The Company's periodic expense under SFAS 106 in 1996 and 1995, as displayed in the table below, increased from $103 million in 1992 under the prior method. Because the Company's higher costs are being partially recovered in revenues, the increased costs have not materially affected reported earnings. (See "Change in Accounting for Postretirement Costs" in Note A on page 43.) However, a CPUC order held that related revenues collected after October 12, 1994 are subject to refund. (See "Revenues Subject to Refund" in Note K on page 59.)

The components of net periodic postretirement benefit cost are as follows:

(Dollars in millions)                              1996           1995
---------------------------------------------------------------------------
Service cost..................................     $ 44           $ 49
Interest cost on accumulated postretirement
  benefit obligation..........................
                                                    232            256
Actual return on plan assets..................     (181)          (246)
Net amortization and deferral of items subject
  to delayed recognition......................      162            268
                                                   -----          -----
Net periodic postretirement benefit cost......     $257           $327
===========================================================================

The Company partially funds the obligation by contributing to Voluntary Employees' Beneficiary Association trusts. Plan assets are invested primarily in domestic and international stocks and domestic investment-grade bonds.

In March 1996, in conjunction with a change in the pension plan assumptions, management revised the assumed discount rate used to measure the accumulated postretirement benefit obligation and remeasured plan assets. These changes did not have a material effect on 1996 net income. In addition, in 1996 the medical trend rate decreased to 6.0 percent, which increased net income by approximately $17 million during 1996 in comparison to 1995.

The funded status of the plans follows:
                                                          December 31
                                                      --------------------
(Dollars in millions)                                 1996            1995
--------------------------------------------------------------------------
Accumulated postretirement benefit obligation:
  Retirees...................................       $2,137          $2,250
  Eligible active employees...................         246             216
  Other active employees......................         745             769
                                                    ------          ------
Total accumulated postretirement benefit
  obligation..................................       3,128           3,235
Less:
  Fair value of plan assets*..................      (1,508)         (1,217)
  Transition obligation.......................      (1,515)         (1,609)
Plus:
  Unrecognized net gain**.....................         427             164
  Unrecognized prior service cost.............          36              38
                                                    ------          ------
Accrued net postretirement benefit obligation
  recognized in the consolidated
  balance sheets..............................      $  568           $ 611
===========================================================================
* Fair value of plan assets reflects an estimated allocation of the Company's portion of Pacific Telesis Group plans' assets.

** The unrecognized net gain is amortized over the expected future service lives of approximately 16 years and reflects differences between actuarial assumptions and actual experience. It also includes the impact of changes in actuarial assumptions.

Liabilities and expenses for employee benefits are based on actuarial assumptions. The assumed discount rate to measure the accumulated postretirement benefit obligation was 7.50 percent and 7.25 percent at December 31, 1996 and 1995, respectively. The 1996 expense was calculated at
7.25 percent  until March.   The remainder of  1996 expense was  calculated at
7.75 percent. The 1996 accrued postretirement benefit obligation and the 1997 expense are based on an assumed annual increase in health care costs of 6.0 percent. Increasing the assumed health care cost trend rates by one percent each year would increase the December 31, 1996 accumulated postretirement benefit obligation by $402 million and would increase the combined service and interest cost components of net periodic postretirement benefit cost for 1996 by $35 million. A 9.0 percent long-term rate-of-return on assets is assumed in calculating postretirement benefit costs. These actuarial assumptions are subject to change over time, which could have a material impact on the Company's financial statements.

G.  STOCK OPTIONS AND STOCK APPRECIATION RIGHTS

The Company is a wholly owned subsidiary of Pacific Telesis Group ("PTG") and as such does not issue options or stock appreciation rights ("SARs") on its own stock. However, key employees of the Company have outstanding options and SARs that were granted under the PTG 1994 Stock Incentive Plan (the "Stock Plan") and a previous plan (collectively, the "Plans").

Options granted under the Plans were granted as nonqualified options or as incentive stock options, and portions were granted in conjunction with SARs. The original exercise price of each outstanding option and SAR was equal to the fair market value of PTG's common stock on the date of grant. The exercise price of each option may be paid in cash or by surrendering shares of PTG's common stock already owned by the holder, or with a combination of cash and such shares. Options and associated SARs ordinarily become exercisable at stated times beginning at least one year after the date of grant. The term of any option or SAR cannot exceed ten years.

PTG applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its plans. Accordingly, no compensation expense has been recognized by the Company for options and SARs granted to Company employees resulting from PTG stock-based compensation plans. Had compensation cost for the PTG's stock option plans been determined based upon the fair value at the grant date for awards under these plans consistent with the optional expense measurement method described in SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net income would have been reduced by approximately $1.3 million for 1996 and $0.3 million for 1995. The pro forma effect on net income for 1996 and 1995 is not representative of the pro forma effect on net income in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1995.

The weighted-average fair value, on the date of grant, of options granted during 1996 and 1995 is estimated at $2.91 and $2.80, respectively. Fair value is determined using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1996 and 1995, respectively: dividend yield of 8.0 and 7.2 percent, expected volatility of
23.4 and 17.0 percent, risk-free interest rate of 6.0 and 7.0 percent, and expected lives of 5 years.

H.   DEBT AND LEASE OBLIGATIONS

Long-term obligations as of December 31, 1996 and 1995 consist of debentures of $4,045 and $3,545 million, respectively, and corporate notes of $1,150 million each year. Maturities and interest rates of long-term obligations are summarized as follows:
                                                         December 31
                                                  ------------------------
Maturities and Interest Rates                         1996          1995
--------------------------------------------------------------------------
                                                    (Dollars in millions)

1999                  4.625%....................    $  100        $  100
2000                  4.625%....................       125           125
2001                  8.700%....................       200           200
2002-2043             5.875% to 8.500%..........     4,770         4,270
                                                     ---------------------
                                                     5,195         4,695
Long-term capital lease obligations.............       276            18
Unamortized discount-net of premium.............      (107)         (105)
                                                     ---------------------
Total long-term obligations.....................    $5,364        $4,608
==========================================================================

In February 1997, the CPUC approved the Company's application to issue up to $1.75 billion of long- and intermediate-term debt and preferred securities. The proceeds may be used to redeem maturing debt, to refinance other debt issues and to finance construction expenditures or acquisition of property. The CPUC's authorization is in effect until the full $1.75 billion has been issued. The Company also has remaining authority from the Securities and Exchange Commission to issue up to $150 million of long- and intermediate-term debt through a shelf registration filed in April 1993.

During 1996, the Company entered into a leasing arrangement with Pacific Telesis Group to finance equipment associated with the buildout of the PCS network. As of December 31, 1996 the obligation remaining is $270 million. These leases are classified as capital leases and the related assets are classified as property, plant and equipment.

As of December 31, 1996 and 1995, the weighted average interest rate on short-term borrowings was 6.64 percent and 5.84 percent, respectively. Debt maturing within one year in the balance sheets consists of short-term borrowings and the portion of long-term obligations that matures within one year as follows:
                                                          December 31

                                                     --------------------
(Dollars in millions)                                 1996           1995
-------------------------------------------------------------------------
Commercial paper..........................            $200           $701
Advances from Pacific Telesis Group.......              73             76
                                                    ---------------------
Total short-term borrowings...............             273            777

Current maturities of
  long-term obligations...................              14              4
                                                    ---------------------
Total debt maturing within one year.......            $287           $781
==========================================================================

Lines of Credit

The Company has various uncommitted lines of credit with certain banks. These arrangements do not require compensating balances or commitment fees and, accordingly, are subject to continued review by the lending institutions. As of December 31, 1996 and 1995, the total unused lines of credit available were approximately $2.8 and $2.7 billion, respectively.

I.   FINANCIAL INSTRUMENTS

The following table presents the estimated fair values of the Company's financial instruments:

                                                   December 31
                                      --------------------------------------
                                           1996               1995
                                      --------------------------------------
                                              Estimated            Estimated
                                     Carrying      Fair   Carrying      Fair
(Dollars in millions)                  Amount     Value     Amount     Value
----------------------------------------------------------------------------
Cash and cash equivalents........      $   58    $   58    $   68     $   68
Debt maturing within one year....         287       287       781        781
Deposit liabilities..............         268       268       357        357
Long-term debt...................       5,088     5,088     4,590      4,881
============================================================================

The following methods and assumptions were used to estimate the fair values of each category of financial instrument:

The fair values of cash and cash equivalents, debt maturing within one year, and deposit liabilities approximate their carrying amounts because of the short-term maturities of these instruments.

The fair value of long-term debt issues was estimated based on the net present value of future expected cash flows, which were discounted using current interest rates and current market prices. The carrying amounts of long-term debt include the unamortized net discount.

J.   RELATED PARTY TRANSACTIONS

The Company receives certain services associated with corporate functions, e.g., legal, financial, external affairs and governmental relations, human resources and corporate strategy, performed on the Company's behalf by its parent, Pacific Telesis Group. Costs incurred by Pacific Telesis Group which are attributable to the Company are charged directly to the Company. The Company is also charged for its proportionate share of other indirect costs incurred by Pacific Telesis Group. Total costs charged by Pacific Telesis Group and included in general, administrative, and other expenses were $141 million, $110 million and $81 million in 1996, 1995 and 1994, respectively.

The Company provides non-telecommunications and telecommunications services including local, toll and access services to certain Pacific Telesis Group affiliated companies. Revenues recorded for these services totaled $68 million, $7 million and $21 million in 1996, 1995 and 1994, respectively.

In 1996, the Company entered into a leasing arrangement with Pacific Telesis Group. (See Note H - "Debt and Lease Obligations" on page 55.)

K. COMMITMENTS AND CONTINGENCIES

Merger Agreement

On April 1, 1996, SBC Communications Inc. ("SBC") and Pacific Telesis Group, the Company's parent, jointly announced a definitive agreement whereby Pacific Telesis Group will become a wholly-owned subsidiary of SBC. Under terms of the merger agreement, each share of Pacific Telesis common stock will be exchanged for 0.733 shares of SBC common stock, subject to adjustment. On July 31, 1996, the shareowners of Pacific Telesis Group and SBC approved the transaction, which previously had been approved by the respective Board of Directors of each company.

The transaction is intended to be accounted for as a pooling of interests and to be a tax-free reorganization. Adjustments typically associated with the pooling of interests method are to conform accounting policies of the merged entities. Management is unable to determine if these policy changes and other merger-related adjustments will be material.

The merger is subject to certain conditions and regulatory approvals. On January 31, 1997, the FCC approved the merger, and in November 1996, the U.S. Department of Justice announced it had concluded that the merger does not violate the antitrust laws and accordingly that it was closing its investigation into the merger. In December 1996, the Public Service
Commission of Nevada ("PSCN") approved the merger with the stipulation that Nevada Bell customers be paid the greater of $4 million or 2.0 percent of the amount, if any, ordered by the CPUC to be paid to Pacific Bell customers. The payment to Nevada Bell customers is conditioned on closing of the merger. In addition, the California State Attorney General has told the CPUC that the merger will not hurt competition in California and is consistent with emerging trends.

On September 30, 1996, the Office of Ratepayer Advocates ("ORA"), the consumer interest branch of the CPUC, filed testimony in the CPUC merger proceeding recommending a $2.1 billion rebate to customers payable over five years.
Pacific Telesis Group does not agree with the ORA's recommendation and believes no customer rebate or payment should be required in connection with the merger.

On February 21, 1997, two California administrative law judges issued a proposed decision approving the merger but with a number of conditions, including payment of up to $750 million. Management does not agree with the level of payment or the restrictive conditions and intends to work towards their reduction or elimination. A proposed decision by the administrative law judges is not binding. The CPUC is expected to review the full case and the proposed decision and issue a final decision by March 31, 1997. Depending on the final CPUC decision, the merger could close in early second quarter.

Purchase Commitments

In December 1994, the Company contracted for the purchase of up to $2 billion of Advanced Communications Network ("ACN") facilities, which incorporated new technologies. During 1995, the ability to deploy the facilities outstripped the ACN vendors' ability to deliver necessary products and software. Accordingly, management decided to suspend construction at certain sites, which reduced the expected cost to less than $700 million. If ACN facilities meet certain quality and performance criteria (the "Network Test"), the Company is committed to purchase the ACN facilities in 1998. If ACN facilities fail the Network Test, the Company will not be committed to buy the ACN facilities but might be liable to reimburse the principal ACN vendor for some construction costs up to $300 million. If competition or other factors affect the Company's ability to recover its investment in these facilities, the value of the ACN facilities could be materially impaired.

As of December 31, 1996, the Company had purchase commitments of about $208 million remaining in connection with its previously announced program for deploying an all digital switching platform with ISDN and SS-7 capabilities.

Revenues Subject to Refund

In 1992, the CPUC issued a decision adopting, with modification, SFAS 106 for regulatory accounting purposes. Annual price cap decisions by the CPUC granted the Company approximately $100 million in each of the years 1993-1997 for partial recovery of higher costs under SFAS 106. However, the CPUC in October 1994 reopened the proceeding to determine the criteria for exogenous cost treatment and whether the Company should continue to recover these costs. The CPUC's order held that related revenues collected after October 12, 1994 are subject to refund plus interest. It is possible that the CPUC could decide this issue in the near term, and that the decision could have a material adverse effect on the Company. Related revenues totaled about $221 million at December 31, 1996. Management believes postretirement benefits costs are appropriately recoverable in the Company's price cap filings.

Property Tax Investigation

In 1992, a settlement agreement was reached between the State Board of Equalization, all California counties, the State Attorney General, and 28 utilities, including Pacific Bell, on a specific methodology for valuing utility property for property tax purposes for a period of eight years. The CPUC opened an investigation to determine if any resulting property tax savings should be returned to customers. Intervenors have asserted that as much as $20 million of annual property tax savings should be treated as an exogenous cost reduction in the Company's annual price cap filings. These intervenors have also asserted that past property tax savings totaling as much as approximately $70 million as of December 31, 1996, plus interest should be returned to customers. Management believes that, under the CPUC's regulatory framework, any property tax savings should be treated only as a component of the calculation of shareable earnings not as an exogenous cost. In an Interim Opinion issued in June 1995, the CPUC decided to defer a final decision on this matter pending resolution of the criteria for exogenous cost treatment under its regulatory framework. The criteria are being considered in a separate proceeding initiated for rehearing of the CPUC's postretirement benefits other than pensions decision discussed above. It is possible that the CPUC could decide this issue in the near term, and that the decision could have a material adverse effect on the Company.

L. COMPETITIVE RISK

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

Effective January 1, 1995, the CPUC authorized toll services competition. Management estimates that share losses since January 1, 1995 have been in the five to six percent range. However, this loss combined with losses prior to the official opening of this market has resulted in the Company currently serving less than 50 percent of the business toll market. In April 1995, the CPUC also ordered the Company to offer expanded interconnection to competitive access providers. These competitors are allowed to carry the intrastate portion of long-distance and local toll calls between the Company's central offices and long distance carriers. Competitors may choose to locate their transmission facilities within or near the Company's central offices.

Effective January 1, 1996, the CPUC authorized local exchange competition. By early February 1997, the CPUC had authorized about 90 companies, including large and well-capitalized long-distance carriers, competitive access providers, and cable television companies to begin providing local phone service in California, and 38 additional applications were pending. These companies are prepared to compete in major local exchange markets and many have already deployed switches or other facilities. All of the Company's customers have already chosen a long-distance company, and these companies have established widespread customer awareness through extensive advertising campaigns over several years.

Local exchange competition may affect toll and access revenues, as well as local service revenues, since customers may select a competitor for all their telecommunications services. Local exchange competition may also affect other service revenues as Pacific Bell Directory will have to acquire listings from other providers for its products, and competing directory publishers may ally themselves with other telecommunications providers. Management estimates the CPUC's proposed local competition rules could materially reduce revenue growth for the Company's regulated California operations by late 1997.

The characteristics of the California market make it attractive to new competitors. The Company's business and residence revenues and profitability are concentrated among a small portion of its customer base and geographic areas. Competitors need only serve selected portions of the Company's service area to compete for the majority of its business and residence usage revenues. High-margin customers are clustered in high-density areas such as Los Angeles and Orange County, the San Francisco Bay Area, San Diego, and Sacramento. California is also attractive because it has one of the lowest switched access rates in the country. By combining the low switched access rates and discounted resale rates, competitors have the ability to price their services below the Company's prices while maintaining high margins. Reselling allows competitors to offer local services with little or no investment.

Management believes that now that our markets are open to all competitors, the Company should be granted access to markets that are currently closed to LECs. A truly open competitive market, in which the Company can compete without restrictions, offers long-term opportunity to build the business and maximizes benefits for consumers. Management believes its key strategies of strengthening the core business by upgrading its network and systems capabilities, improving customer service and efficiency, expanding existing markets, developing new markets and promoting public policy reform, will provide a strong response to its competitive challenge.

M.   ADDITIONAL FINANCIAL INFORMATION
                                                            December 31
                                                      ---------------------
(Dollars in millions)                                    1996        1995
---------------------------------------------------------------------------
Prepaid expenses and other current assets:
     Prepaid directory expenses...................     $   45     $   316
     Miscellaneous prepaid expenses...............         37          27
     Notes and other receivables..................         92          83
     Materials and supplies.......................         34          57
     Current deferred tax benefits................        119         221
     Pacific Telesis Group and subsidiaries.......         82          23
     Deferred compensation trusts.................         71          63
     Other........................................          6          12
                                                      -------     -------
Total............................................     $   486     $   802
===========================================================================
Property, plant, and equipment - net:
     Land and buildings...........................    $ 2,870     $ 2,754
     Cable and conduit............................     11,250      10,910
     Central office equipment.....................      9,935       9,394
     Furniture, equipment, and other..............      3,020       2,835
     Construction in progress.....................      1,297         795
                                                      -------     -------
                                                       28,372      26,688
     Less accumulated depreciation................    (16,699)    (15,608)
                                                      -------     -------
Total............................................     $11,673     $11,080
===========================================================================
Other noncurrent assets:
     Deferred charges.............................    $    73     $    30
     Investments..................................        117         105
     Deferred tax benefits........................        286         338
     Other........................................          -           1
                                                      -------     -------
Total.............................................    $   476     $   474
===========================================================================

                                                            December 31
                                                      ---------------------
(Dollars in millions)                                    1996        1995
---------------------------------------------------------------------------
Accounts payable and accrued liabilities:
  Accounts payable:
     Pacific Telesis Group and subsidiaries.......    $    30    $     37
     AT&T and subsidiaries........................        144         224
     Trade........................................        579         498
     Payroll......................................         24          51
     Checks outstanding...........................        396         276
     Other:
       Incentive awards payable...................        180         187
       Other......................................        340         383
  Interest accrued................................        131         120
  Advance billing and customers' deposits.........        253         333
                                                      -------      -------
Total.............................................    $ 2,077     $ 2,109
===========================================================================

Other current liabilities:
     Accrued compensated absences..................   $   258     $   272
     Restructuring reserve.........................        93         219
     Other.........................................       118          61
                                                      -------      ------
Total.............................................    $   469     $   552
===========================================================================

Other noncurrent liabilities and deferred credits:
     Unamortized investment tax credits............   $   236     $   283
     Accrued pension cost liability................       814       1,061
     Workers' compensation.........................       172         163
     Accrued postretirement benefit obligation.....       568         611
     Other.........................................       259         299
                                                      -------     -------
Total..............................................   $ 2,049     $ 2,417
===========================================================================

                                                  For the Year Ended
                                                      December 31
                                         ---------------------------------
(Dollars in millions)                      1996         1995         1994
--------------------------------------------------------------------------
Other service revenues:
    Directory advertising............... $1,051       $1,012       $  984
    Billing and collections.............     90          109           77
    Information services................    178          148          113
    Other...............................    374          252          232
                                          ------      ------       ------
Total................................... $1,693       $1,521       $1,406
==========================================================================
Interest expense:
    Gross interest expense.............. $  411       $  421       $  439
    Less capitalized interest...........    (48)         (11)           -
                                          ------       ------      ------
Net interest expense...................  $  363       $  410       $  439
==========================================================================
Other income(expense) - net:
    Allowance for funds used during
      construction...................... $    -       $   36       $   28
    Interest income.....................      9           27            5
    Other...............................     (5)         (38)         (30)
                                          ------       ------      ------
Total................................... $    4       $   25       $    3
==========================================================================
Advertising expense..................... $  125       $   93      $    96
==========================================================================
Cash payments for:
    Interest............................ $  395       $  410      $   377
    Income taxes........................ $  574       $  550      $   762
==========================================================================

Major Customer

Nearly all of the Company's operating revenues were from telecommunications and information services. Approximately 7 percent, 10 percent and 11 percent of these revenues were earned in 1996, 1995 and 1994, respectively, for services provided to AT&T Corp. No other customer accounted for more than 10 percent of revenues.

QUARTERLY FINANCIAL DATA
(Unaudited)
                                           (Dollars in millions)
                                 ------------------------------------------
       1996                       First*     Second*
                                                         Third*   Fourth**
---------------------------------------------------------------------------
   Operating revenues..........    $2,327     $2,364    $ 2,315     $2,440
   Operating income............       605        629        530        540
   Cumulative effect of
      accounting change........        85          -          -          -
   Net income .................       393        314        262        286
---------------------------------------------------------------------------

       1995                         First     Second    Third***    Fourth
---------------------------------------------------------------------------
   Operating revenues..........    $2,212     $2,186    $ 2,228     $2,236
   Operating income............       470        494        507        452
   Extraordinary item..........         -          -     (3,360)         -
   Net income (loss)...........       246        243     (3,102)       222

===========================================================================

* During fourth quarter 1996, Pacific Bell Directory changed its method of recognizing directory publishing revenues and related expenses effective January 1, 1996 to a preferable method. The cumulative after-tax effect of applying the new method to prior years is recognized as of January 1, 1996 as a one-time, non-cash gain of $85 million. The first three quarters of 1996 were restated to reflect the new method. (See "Cumulative Effect of Accounting Change" under Note A on page 43.)

** Fourth quarter 1996 results reflect a number of one-time items that reduced earnings by $47 million.

*** Third quarter 1995 results reflect an after-tax extraordinary charge as a result of the Company's discontinuance of regulatory accounting. (See Note B - "Discontinuance of Regulatory Accounting - SFAS 71" on page 44.)


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

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

   (a)  Documents filed as part of the report:

        (1)  Financial Statements:

             Report of Management...............................33

             Report of Independent Accountants..................35

             Financial Statements:

                  Consolidated Statements of Income.............36

                  Consolidated Balance Sheets...................37

                  Consolidated Statements of Shareowner's
                  Equity........................................38

                  Consolidated Statements of Cash Flows.........39

                  Notes to Consolidated Financial Statements....41

        (2)  Financial Statement Schedule:

             II - Valuation and Qualifying Accounts.............69

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

   3b By-Laws of Pacific Bell, as amended to February 26, 1996. (Exhibit 3b to Form 10-K for 1995)

   4 No instrument which defines the rights of holders of long- and intermediate-term debt of Pacific Bell and its subsidiaries is filed herewith pursuant to Regulation S-K, Item 601(b)(4)(iii)(A). Pursuant to this regulation, Pacific Bell hereby agrees to furnish a copy of any such instrument to the SEC upon request.

   12     Computation of Ratio of Earnings to Fixed Charges.

   18     Preferability Letter on Discretionary Accounting Change.

   23     Consent of Coopers & Lybrand L.L.P.

   24 Powers of Attorney executed by Directors and Officers who signed this Form 10-K.

   27     Financial Data Schedule for Pacific Bell Form 10-K.

The Company will furnish to a security holder upon request a copy of any exhibit at cost.

(b)       Reports on Form 8-K:
          No reports on Form 8-K were filed in the fourth quarter of 1996.

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


                                   DATE:  March 28, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

David W. Dorman,*   Chairman of the Board, President and Chief Executive
                    Officer

/s/ Peter A. Darbee, Vice President, Chief Financial Officer and Controller

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

DATE:  March 28, 1997

                      PACIFIC BELL AND SUBSIDIARIES

              SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                             (Dollars in millions)

---------------------------------------------------------------------------
   Col. A           Col. B             Col. C            Col. D     Col. E
---------------------------------------------------------------------------
Allowance for Doubtful Accounts
-------------------------------
                                    Additions
                              ----------------------
                                  (1)         (2)
                                Charged     Charged
                 Balance at    to Costs    to Other             Balance at
                End of Prior and Expenses  Accounts  Deductions   End of
                   Period         (a)         (b)         (c)     Period
---------------------------------------------------------------------------
Year 1996          $131           $129        $216        $315      $161
Year 1995          $132           $166        $147        $314      $131
Year 1994          $136           $135        $143        $282      $132
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

Reserve for Restructuring
-------------------------
                                    Additions
                              ----------------------
                                  (1)         (2)
                 Balance at     Charged     Charged              Balance at
                End of Prior   to Costs     to Other   Deduction   End of
                   Period     and Expenses  Accounts      (D)      Period
---------------------------------------------------------------------------
Year 1996        $  219           $  -         $ -        $126    $   93
Year 1995        $  819           $  -         $ -        $600    $  219
Year 1994        $1,097           $  -         $ -        $278    $  819
===========================================================================


(d) The 1996, 1995 and 1994 amounts reflect $(64), $219 and $62 million of costs, respectively, for enhanced retirement benefits paid from pension fund assets which do not require current outlays of the Company's funds. The 1996 reversal of $64 million resulted from revised estimates of these retirement costs.

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

   3b By-Laws of Pacific Bell, as amended to February 26, 1996. (Exhibit 3b to Form 10-K for 1995)

   4 No instrument which defines the rights of holders of long- and intermediate-term debt of Pacific Bell and its subsidiaries is filed herewith pursuant to Regulation S-K, Item 601(b)(4)(iii)(A). Pursuant to this regulation, Pacific Bell hereby agrees to furnish a copy of any such instrument to the SEC upon request.

   12     Computation of Ratio of Earnings to Fixed Charges.

   18     Preferability Letter on Discretionary Accounting Change.

   23     Consent of Coopers & Lybrand L.L.P.

   24 Powers of Attorney executed by Directors and Officers who signed this Form 10-K.

   27     Financial Data Schedule for Pacific Bell Form 10-K.