Form 10-Q
period 1997-03-31
PACIFIC BELL
filed 1997-05-12
CIK 75641

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

(Mark One)
     |X|           Quarterly Report Pursuant to Section 13 or 15(d) of the
                       Securities Exchange Act of 1934

                     For the period ended March 31, 1997

                                      or

      |_|         Transition Report Pursuant to Section 13 or 15(d) of the
                       Securities Exchange Act of 1934

                 For the transition period from       to

                        Commission File Number 1-1414

                                 PACIFIC BELL

                           A California Corporation
               I.R.S. Employer Identification Number 94-0745535

          140 New Montgomery Street, San Francisco, California 94105
                       Telephone Number: (415) 542-9000

THE REGISTRANT, A WHOLLY-OWNED SUBSIDIARY OF PACIFIC TELESIS GROUP, WHICH IS A WHOLLY-OWNED SUBSIDIARY OF SBC COMMUNICATIONS INC., MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION H(2).

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

PACIFIC BELL
------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF INCOME
Dollars in millions
(Unaudited)
------------------------------------------------------------------------------------
                                                             Three months ended
                                                                   March 31,
                                                    --------------------------------
                                                               1997            1996
------------------------------------------------------------------------------------
Operating Revenues
Local service                                               $ 1,019           $ 960
Network access                                                  645             622
Long-distance service                                           305             312
Directory advertising                                           358             302
Other                                                           162             131
------------------------------------------------------------------------------------
Total operating revenues                                      2,489           2,327
------------------------------------------------------------------------------------

Operating Expenses
Cost of services and products                                   866             879
Selling, general and administrative                             451             388
Depreciation and amortization                                   478             455
------------------------------------------------------------------------------------
Total operating expenses                                      1,795           1,722
------------------------------------------------------------------------------------
Operating Income                                                694             605
------------------------------------------------------------------------------------

Other Income (Expense)
Interest expense                                               (98)            (88)
Other income (expense) - net                                      3               3
------------------------------------------------------------------------------------
Total other income (expense)                                   (95)            (85)
------------------------------------------------------------------------------------

Income Before Income Taxes and Cumulative
  Effect of Accounting Change                                   599             520
Income taxes                                                    239             212
------------------------------------------------------------------------------------

Income Before Cumulative Effect of Accounting
  Change                                                        360             308
Cumulative Effect of Accounting Change,
  net of tax                                                                     85
                                                             -
------------------------------------------------------------------------------------
Net Income                                                 $    360        $    393
------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.


PACIFIC BELL
-------------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS

Dollars in millions
-------------------------------------------------------------------------------------
                                                              March 31,  December 31,
                                                             ------------------------

                                                                   1997         1996
-------------------------------------------------------------------------------------
Assets                                                        (Unaudited)
Current Assets
Cash and cash equivalents                                    $       90   $       58
of  $175 and $161                                                 2,200        2,133
Prepaid expenses                                                     55           37
Deferred charges                                                     26           45
Other current assets                                                103          156
-------------------------------------------------------------------------------------
Total current assets                                              2,474        2,429
-------------------------------------------------------------------------------------
Property, Plant and Equipment-at cost                            28,840       28,372
Less: Accumulated depreciation and amortization                  16,979       16,699
-------------------------------------------------------------------------------------
Property, Plant and Equipment-Net                                11,861       11,673
-------------------------------------------------------------------------------------
Other Assets                                                        422          547
-------------------------------------------------------------------------------------
Total Assets                                                 $   14,757   $   14,649
-------------------------------------------------------------------------------------

Liabilities and Shareowner's Equity
Current Liabilities
Debt maturing within one year                                $      714   $      287
Accounts payable and accrued liabilities                          2,266        2,546
-------------------------------------------------------------------------------------
Total current liabilities                                         2,980        2,833
-------------------------------------------------------------------------------------
Long-Term Debt                                                    5,370        5,364
-------------------------------------------------------------------------------------

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes                                               494          476
Postemployment benefit obligation                                   900          671
Unamortized investment tax credits                                  225          236
Other noncurrent liabilities                                        669        1,142
-------------------------------------------------------------------------------------
Total deferred credits and other noncurrent liabilities           2,288        2,525
-------------------------------------------------------------------------------------
Commitments and contingencies
-------------------------------------------------------------------------------------
Shareowner's Equity
Common shares ($1 par value)                                        225          225
Capital in excess of par value                                    6,256        6,100
Accumulated deficit                                             (2,362)      (2,398)
-------------------------------------------------------------------------------------
Total shareowner's equity                                         4,119        3,927
-------------------------------------------------------------------------------------
Total Liabilities and Shareowner's Equity                    $   14,757   $   14,649
-------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.

PACIFIC BELL
------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS

Dollars in millions, increase (decrease) in cash and
cash equivalents
(Unaudited)
------------------------------------------------------------------------------------
----------------------------------------------------------------------------
                                                        Three months ended
                                                            March 31,
                                                       ---------------------
                                                             1997      1996
----------------------------------------------------------------------------
Operating Activities
Net income                                              $     360  $    393
Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation and                                           478       455
amortization
   Provision for uncollectible                                 57        48
accounts
   Amortization of investment tax                            (11)      (11)
credits
   Deferred income tax                                        100        21
expense
   Cumulative effect of accounting                              -      (85)
change
   Other - net                                              (633)     (301)
----------------------------------------------------------------------------
Total adjustments                                             (9)       127
----------------------------------------------------------------------------
Net Cash Provided by Operating Activities                     351       520
----------------------------------------------------------------------------

Investing
Activities
Construction and capital expenditures                       (583)     (469)
Other                                                           -       (7)
----------------------------------------------------------------------------
Net Cash Used in Investing Activities                       (583)     (476)
----------------------------------------------------------------------------

Financing
Activities
Net change in short-term borrowings with original
 maturities of three months or less                           424     (244)
Issuance of long-term debt                                      8       346
Dividends paid                                              (324)     (231)
Equity from parent                                            156        70
----------------------------------------------------------------------------
Net Cash Provided by (Used in) Financing Activities           264      (59)
----------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents           32      (15)
----------------------------------------------------------------------------
Cash and cash equivalents beginning of year                    58        68
----------------------------------------------------------------------------
Cash and Cash Equivalents End of Period                 $      90  $     53
----------------------------------------------------------------------------

Cash paid during the three months ended March 31 for:
    Interest                                            $     158  $    120
    Income taxes                                        $      36  $      6

See Notes to Consolidated Financial Statements.

PACIFIC BELL
----------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF SHAREOWNER'S EQUITY
Dollars in millions
(Unaudited)
----------------------------------------------------------------------------------

                                                            Capital
                                                                 in
                                                  Common     Excess     Accumulated
                                                                 of
                                                  Shares        Par         Deficit
                                                              Value
----------------------------------------------------------------------------------
Balance, December 31, 1995                     $     225 $    5,387 $     (2,501)

Net income                                             -          -          393
Dividends to shareowner                                -          -         (231)
Equity from parent                                     -         70             -
Other                                                  -          1           (1)
----------------------------------------------------------------------------------

Balance, March 31, 1996                        $     225 $    5,458 $     (2,340)
----------------------------------------------------------------------------------


Balance, December 31, 1996                     $     225 $    6,100 $     (2,398)
Net income                                             -          -          360
Dividends to shareowner                                -          -         (324)
Equity from  parent                                    -        156             -

Balance, March 31, 1997                        $     225 $    6,256 $     (2,362)
----------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.

                                      * * * *

SELECTED FINANCIAL AND OPERATING DATA


At March 31, or for the three months then ended:                1997         1996
                                                             ---------------------

  Return on weighted average shareowners' equity  . . . . .   36.94%       37.80%

  Debt ratio . . . . . . . . . . . . . . . . . . . . . . .    59.63%       62.16%

  Network access lines in service (000)  . . . . . . . . .    16,273       15,674

  Access minutes of use (000,000) . . . . . . . . . . . . .   17,519       16,166

  Number of employees . . . . . . . . . . . . . . . . . . .   47,980       46,820


PACIFIC BELL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Dollars in millions

1. BASIS OF PRESENTATION - The consolidated financial statements have been prepared by Pacific Bell (PacBell ) pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and, in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary to present fairly the results for the interim periods shown. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such SEC rules and regulations. Certain reclassifications have been made to the 1996 consolidated financial statements to conform with the 1997 presentation. The results for the interim periods are not necessarily indicative of results for the full year. The consolidated financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto included in PacBell's 1996 Annual Report on Form 10-K (the Form 10-K) filed with the Securities and Exchange Commission.

    Prior to January 1, 1996, Pacific Bell Directory (a subsidiary of PacBell) recognized revenues and expenses related to publishing directories in California using the "amortization" method, under which revenues and expenses were recognized over the lives of the directories, generally one year. Under the new "issue basis" method, revenues and expenses are recognized when the directories are issued. The change to the issue basis method was made because it is the method generally followed in the publishing industry and better reflects the operating activity of the business. The change was adopted during fourth quarter 1996. The cumulative after-tax effect of applying the change in method to prior years was recognized as of January 1, 1996 as a one-time, non-cash gain applicable to continuing operations of $85. The gain is net of deferred taxes of $58. The first three quarters of 1996 were restated in the Form 10-K to reflect the new method.

    In 1996, management amended the salaried pension plan, which changed from a final pay plan to a cash balance plan. Under the transition to the new plan, some retirees elected to receive lump-sum payments in settlement of the pension liability. These lump-sum payments in the first quarter of 1997 exceeded the projected service and interest cost. PacBell recognized a gain on these settlements in first quarter 1997 that increased net income by $87.

2. CONSOLIDATION - The consolidated financial statements include the accounts of PacBell and its majority-owned subsidiaries. PacBell is a wholly-owned subsidiary of Pacific Telesis Group (PAC). All significant intercompany transactions are eliminated in the consolidation process.

3. MERGER - On April 1, 1997, SBC Communications Inc. (SBC) and PAC completed the merger of an SBC subsidiary with PAC, in a transaction in which each share of PAC common stock was exchanged for 0.73145 of a share of SBC common stock (equivalent to approximately 313 million shares). With the merger, PAC became a wholly-owned subsidiary of SBC. The transaction was accounted for as a pooling of interests and a tax-free reorganization.

PACIFIC BELL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) continued
Dollars in millions

    PacBell's results will include merger transaction costs and the effects of changes applied retroactively to conform accounting methodologies between PacBell and SBC for, among other items, pensions and postretirement benefits. These changes will be recorded by PacBell in the second quarter of 1997, retroactive to January 1, 1997, as a cumulative effect of accounting changes of $342 net of tax. Had the merger occurred January 1, 1997, income before cumulative effect of accounting changes would have increased by $165. Among other costs relating to the close of the merger, PacBell will record the present value of amounts to be returned to California ratepayers as a condition of the merger of $274, $165 net of tax.

       4.  COMMITMENTS AND CONTINGENCIES

   Purchase Commitments - In December 1994, PacBell contracted for the purchase of up to $2,000 of Advanced Communications Network (ACN) facilities, which incorporated new technologies. During 1995, the ability to deploy the facilities outstripped the ACN vendor's ability to deliver necessary products and software. Accordingly, management decided to suspend construction at certain sites, which reduced the expected cost to less than $700. If ACN facilities meet certain quality and performance criteria (the Network Test), PacBell is committed to purchase the ACN facilities in 1998. If the ACN facilities are acquired, due to competition and other factors affecting PacBell's ability to recover its investment in these facilities, their value to PacBell could be materially impaired. If ACN facilities fail the Network Test, PacBell will not be committed to buy the ACN facilities but might be liable to reimburse the principal ACN vendor for some construction costs up to $300, which could also result in a material charge.

   As of March 31, 1997, PacBell had purchase commitments of about $176 remaining in connection with its previously announced program for deploying an all digital switching platform with ISDN and SS-7 capabilities.

   Property Tax Investigation - In 1992, a settlement agreement was reached between the State Board of Equalization, all California counties, the State Attorney General, and 28 utilities, including PacBell, on a specific methodology for valuing utility property for property tax purposes for a period of eight years. The California Public Utilities Commission (CPUC) opened an investigation to determine if any resulting property tax savings should be returned to customers. Intervenors have asserted that as much as $20 of annual property tax savings should be treated as an exogenous cost reduction in PacBell's annual price cap filings. These intervenors have also asserted that past property tax savings totaling as much as approximately $75 as of March 31, 1997, plus interest should be returned to customers. Management believes that, under the CPUC's regulatory framework, any property tax savings should be treated only as a component of the calculation of shareable earnings and not as an exogenous cost. In an Interim Opinion issued in June 1995, the CPUC decided to defer a final decision on this matter pending resolution in a separate proceeding of the criteria for exogenous cost treatment under its regulatory framework.

PACIFIC BELL

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Dollars in millions

RESULTS OF OPERATIONS

Pacific Bell (PacBell) reported net income of $360 for the first quarter of 1997. Financial results for the first quarters of 1997 and 1996 are summarized as follows:
--------------------------------------------------------------------------------
                                                          First Quarter
                                                  ------------------------------

                                                                        Percent
                                                    1997      1996       Change
--------------------------------------------------------------------------------
Operating revenues                                $  2,489  $ 2,327        7.0%

Operating expenses                                $  1,795  $ 1,722        4.2%

Income before cumulative effect of accounting     $    360  $   308       16.9%
change
Cumulative effect of accounting change                   -  $    85        -
Net income                                        $    360  $   393       (8.4)%

--------------------------------------------------------------------------------

The primary factors contributing to the increase in income before cumulative effect of accounting change during the first quarter of 1997 were an $87 after-tax settlement gain associated with lump-sum pension payments and growth in demand for services and products at PacBell. Excluding this gain and accounting changes, first quarter 1997 results decreased slightly due to increased expenses for start-up costs associated with new growth initiatives, primarily Personal Communications Systems (PCS) wireless, and expenses in the wireline business including preparation for increased competition and unusually high expenses associated with damage caused by winter storms. 1996 net income included a one-time, non-cash, after-tax gain of $85 associated with a change in accounting for directory publishing revenues and expenses.

PacBell's operating revenues in the first quarter of 1997 increased $162, or 7.0%. Components of operating revenues for the first quarters of 1997 and 1996 are as follows:

--------------------------------------------------------------------------------
                                                          First Quarter
                                                  ------------------------------

                                                                        Percent
                                                    1997      1996       Change
--------------------------------------------------------------------------------
Local service                                     $  1,019  $   960        6.1%
Network access
   Interstate                                          459      444        3.4
   Intrastate                                          186      178        4.5
Long-distance                                          305      312       (2.2)
service
Directory                                              358      302       18.5
advertising
Other                                                  162      131       23.7
     Total                                        $  2,489  $ 2,327        7.0%
--------------------------------------------------------------------------------

PACIFIC BELL

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Dollars in millions

RESULTS OF OPERATIONS-Continued


      Local service revenues increased in the first quarter of 1997 due primarily to increases in demand, including increases in access lines and vertical services revenues. The number of access lines increased by 3.8% since March 31, 1996, with approximately 13% of access line growth due to the sales of additional access lines to existing residential customers. Vertical services revenues, which include custom calling options, Caller ID and other enhanced services, increased by approximately 21%. Local service revenues also reflect the implementation of the California Universal Service Fund that went into effect February 1, 1997. This fund is intended to subsidize the provision of service to high cost areas. Amounts received from the fund resulted in a shift of equivalent revenues from intraLATA long-distance and intrastate network access revenues to local service revenues in the first quarter of 1997. This shift is subject to final California Public Utilities Commission (CPUC) approval, expected in second quarter 1997. Increases in revenues were slightly offset by rate reductions due to CPUC price cap orders.

      Network Access Interstate network access revenues increased in the first quarter of 1997 due primarily to an increase in demand for access services by interexchange carriers. Growth in revenues from end user charges attributable to an increasing access line base also contributed to the increase. Partially offsetting these increases in interstate network access revenues were sharing accrual adjustments from prior periods.

      Intrastate network access revenues increased in the first quarter of 1997 due primarily to increases in demand, including usage by alternative intraLATA toll carriers, partially offset by the effects of the California Universal Service Fund described above.

      Long-Distance Service revenues decreased slightly in the first quarter of 1997 primarily due to the effects of the California Universal Service Fund described above primarily offset by increases in demand resulting from California's growing economy.

      Directory advertising revenues increased in the first quarter of 1997 due mainly to the publication of books not published in 1996 and, to a lesser extent, increased demand and earlier directory publication.

      Other operating revenues increased in the first quarter of 1997 due primarily to increased demand for PacBell's non-regulated services and products.

PACIFIC BELL

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Dollars in millions

RESULTS OF OPERATIONS-Continued

PacBell's operating expenses in the first quarter of 1997 increased $73 or 4.2%, over the first quarter of 1996. Components of operating expenses for the first quarters of 1997 and 1996 are as follows:

-------------------------------------------------------------------------------
                                                            First Quarter
                                                        -----------------------
                                                                         Percent
                                                         1997   1996     Change
--------------------------------------------------------------------------------

Cost of services and products                           $   866$   879    (1.5)%

Selling, general and                                        451    388
administrative                                                             16.2
Depreciation and amortization                               478    455      5.1
                                                            ----------
  Total                                                 $ 1,795$ 1,722      4.2%
--------------------------------------------------------------------------------

      Total Operating Expenses Costs of services and products and selling, general and administrative costs increased on a combined basis $50, or 3.9% in the first quarter of 1997. The increase was due primarily to increases for employee compensation, costs incurred to prepare for local competition, and expenses associated with damage from winter storms and other increases related to new business initiatives for Personal Communications Services (PCS) and the Advanced Communications Network
      (ACN). These increases were partially offset by savings due to a $146 settlement gain associated with lump-sum pension payments, changes in plan assumptions and to changes in benefit plans made in 1996. Depreciation and amortization increased in the first quarter of 1997 due primarily to growth in plant levels.

Interest Expense increased $10 in the first quarter of 1997 due to increased long term debt compared to the first quarter of 1996 and increased interest on capital leases. These increases were somewhat offset by increased capitalized interest during construction.

Income taxes increased $27 in the first quarter of 1997 primarily due to higher income before income taxes.

Cumulative Effect of Accounting Change As discussed in Note 1 to the financial statements, Pacific Bell Directory changed its method of recognizing directory publishing revenues and related expenses effective January 1, 1996. The cumulative after-tax effect of applying the new method to prior years was recognized as of January 1, 1996 as a one-time, non-cash gain applicable to continuing operations of $85. The gain is net of deferred taxes of $58. Management believes this change to the issue basis method is preferable because it is the method generally followed in the publishing industry, and better reflects the operating activity of the business. This accounting change is not expected to have a significant net income effect on future periods.

 PACIFIC BELL

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Dollars in millions

OPERATING ENVIRONMENT AND TRENDS OF THE BUSINESS

OTHER BUSINESS MATTERS

Restructuring Reserve -PacBell established a restructuring reserve at the end of 1993 to provide for the incremental cost of force reductions associated with restructuring business processes through 1997. A total of $22 in cash outlays was charged to the reserve in the first quarter of 1997. As of March 31, 1997, $72 remained in the restructuring reserve.

Merger - On April 1, 1997, SBC Communications Inc. (SBC) and Pacific Telesis Group (PAC) completed the merger of an SBC subsidiary with PAC, in a transaction in which each share of PAC common stock was exchanged for 0.73145 of a share of SBC common stock (equivalent to approximately 313 million shares). With the merger, PAC became a wholly-owned subsidiary of SBC. The transaction will be accounted for as a pooling of interests and a tax-free reorganization. (See Note 3 to the financial statements.)

Access Reform - On May 7, 1997, the FCC adopted orders on access charge reform and local exchange carrier price caps which will reduce access charges by, in part, adjusting the productivity factor to be used in interstate price cap calculations. In presenting the orders, the FCC estimated there would be a $1.7 billion reduction in industry-wide interstate access charges which are estimated to aggregate $23 billion. Management is evaluating the effect of and is its response to the orders.

Interconnection Agreements - Companies seeking to connect to PacBell's network and provide local service must enter into interconnection agreements with PacBell which are then subject to approval by the CPUC. PacBell has entered into agreements, some of which have been approved by the CPUC.

PacBell expects that it will experience local exchange competition both from current providers and other new entrants in 1997. PAC intends to use interconnection agreements to support its application to the FCC to provide interLATA long-distance service in California.

FCC Apportionment of Sharing Obligations - The price cap rules require Local Exchange Carriers (LECs) to apportion sharing obligations among their price cap baskets based on "cost-causative" methods. The FCC concluded that proportionate revenues in each price cap basket could be used as a proxy for cost. For years when PacBell had a sharing obligation, it excluded interstate end user revenues from the sharing apportionment methodology. On April 17, 1997, the FCC ruled that end user revenues must be included in the base by which sharing is apportioned to the baskets. The Order requires PacBell to submit recalculated price cap indices reflecting its apportionment methodology and to revise its tariff rates as of July 1, 1997. Management estimates that the effect of this order could be up to approximately $30 plus interest.

PACIFIC BELL

2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Dollars in millions

OPERATING ENVIRONMENT AND TRENDS OF THE BUSINESS

OTHER BUSINESS MATTERS (Continued)

Revision of FCC 800 Data Base Access Tariffs - In October 1996, the FCC issued a Report & Order on the 800 Database Access Tariffs. The Order required tariff revisions and largely disallowed PacBell's request for exogenous treatment of 800 database costs. Rates were revised effective December 21, 1996. The original rates took effect May 1, 1993 pursuant to potential refund. On April 14, 1997, the FCC issued an Order that required refunds be made July 1, 1997. PacBell must file a refund plan on May 14, 1997. Currently, management assesses this refund to be approximately $22 plus interest.

Other Billing and Collection Allocation Methodology Changes - The FCC adopted new separations rules effective May 1, 1997 that shift recovery of substantial other billing and collections costs to the interstate jurisdiction. This rule change could reduce PacBell's revenues by about $30 in 1997 and about $45 in each subsequent year. Management is evaluating options to mitigate this effect on net income.

Revenues Subject to Refund - In 1992, the CPUC issued a decision adopting, with modification, Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions" (FAS 106), for regulatory accounting purposes. Annual price cap decisions by the CPUC granted PacBell approximately $100 in each of the years 1993-1996 for partial recovery of higher costs under FAS 106. In October 1994 the CPUC reopened the proceeding to review the criteria for exogenous cost treatment and whether PacBell should continue to recover these costs. The CPUC's order also held that related revenues collected after October 12, 1994, were subject to refund plus interest pending future proceedings. These proceedings were concluded on April 9, 1997 when the CPUC reaffirmed that postretirement benefits costs are appropriately recoverable in PacBell's price cap filings.

PACIFIC BELL

PART II - OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits

      Exhibit 4 No instrument which defines the rights of holders of long- and intermediate-term debt of Pacific Bell is filed herewith pursuant to Regulation S-K, Item 601 (b) (4) (iii) (A). Pursuant to this regulation, Pacific Bell hereby agrees to furnish a copy of any such instrument to the SEC upon request.

      Exhibit 12  Computation of Ratios of Earnings to Fixed Charges.

      Exhibit 27  Financial Data Schedule.

(b)   Reports on Form 8-K

      There were no reports on Form 8-K filed during the first quarter ended March 31, 1997.

                                     SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       Pacific Bell



                                       /s/ Michael F.G. Ashby
May 9, 1997                            ------------------------------
                                       Michael F.G. Ashby
                                       Vice President and Chief Financial
                                       Officer