Form 10-Q
period 1997-06-30
PACIFIC BELL
filed 1997-08-13
CIK 75641

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


(Mark One)

     |X|          Quarterly Report Pursuant to Section 13 or 15(d) of the
                       Securities Exchange Act of 1934

                      For the period ended June 30, 1997

                                      or

      |_|         Transition Report Pursuant to Section 13 or 15(d) of the
                       Securities Exchange Act of 1934

                 For the transition period from       to

                        Commission File Number 1-8609

                                 PACIFIC BELL

                           A California Corporation
               I.R.S. Employer Identification Number 94-0745535

          140 New Montgomery Street, San Francisco, California 94105
                       Telephone Number: (415) 542-9000


THE REGISTRANT, A WHOLLY-OWNED SUBSIDIARY OF SBC COMMUNICATIONS INC., MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION H(2).

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

PACIFIC BELL
-----------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF INCOME
Dollars in millions
(Unaudited)
-----------------------------------------------------------------------------------------

                                                 Three months ended    Six months ended
                                                      June 30,             June 30,
                                               ------------------------------------------
                                                   1997       1996       1997      1996
-----------------------------------------------------------------------------------------
Operating Revenues
Local service                                  $  1,089   $    996   $  2,108  $ 1,956
Network access:
  Interstate                                        340        446        799      890
  Intrastate                                        216        185        402      363
Long-distance service                               293        317        598      629
Directory advertising                               258        274        616      576
Other                                               158        146        320      277
------------------------------------------------------------------------------------------
Total operating revenues                          2,354      2,364      4,843    4,691
------------------------------------------------------------------------------------------

Operating Expenses
Cost of services and products                       982        832      1,833    1,711
Selling, general and administrative               1,624        450      2,070      838
Depreciation and amortization                       608        453      1,086      908
------------------------------------------------------------------------------------------
Total operating expenses                          3,214      1,735      4,989    3,457
------------------------------------------------------------------------------------------
Operating Income (Loss)                            (860)       629       (146)   1,234
------------------------------------------------------------------------------------------

Other Income (Expense)
Interest expense                                   (121)       (94)      (219)    (182)
Other income (expense)- net                         (34)        (2)       (30)       1
------------------------------------------------------------------------------------------
Total other income (expense)                       (155)       (96)      (249)    (181)
------------------------------------------------------------------------------------------

Income (Loss) Before Income Taxes and
 Cumulative Effect of Accounting Changes         (1,015)       534       (395)   1,054
------------------------------------------------------------------------------------------

Income Taxes                                       (368)       220       (121)     432
------------------------------------------------------------------------------------------

Income (Loss) Before Cumulative Effect of
  Accounting Changes                               (647)       314       (274)     622
------------------------------------------------------------------------------------------
Cumulative Effect of Accounting Changes, net of tax   -          -        342       85
------------------------------------------------------------------------------------------

Net Income (Loss)                              $   (647)  $    314   $     68  $   707
------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.

--------------------------------------------------------------------------------
PACIFIC BELL
--------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS
Dollars in millions except per share amounts
--------------------------------------------------------------------------------

                                                        June 30,    December 31,
                                                   -----------------------------
                                                            1997            1996
--------------------------------------------------------------------------------


Assets                                                (Unaudited)
Current Assets
Cash and cash equivalents                              $      83       $     58
Accounts receivable - net of allowances for
 uncollectibles of $210 and $161                           2,334          2,133
Prepaid expenses                                              52             37
Deferred income taxes                                        564            119
Deferred charges                                              18             45
Other current assets                                          44             37
--------------------------------------------------------------------------------
Total current assets                                       3,095          2,429
--------------------------------------------------------------------------------
Property, Plant and Equipment - at cost                   29,100         28,372
  Less: Accumulated depreciation and amortization         17,344         16,699
--------------------------------------------------------------------------------
Property, Plant and Equipment - Net                       11,756         11,673
--------------------------------------------------------------------------------
Other Assets                                                 616            547
--------------------------------------------------------------------------------
Total Assets                                           $  15,467       $ 14,649
--------------------------------------------------------------------------------

Liabilities and Shareowner's Equity
Current Liabilities
Debt maturing within one year                          $     801       $    287
Accounts payable and accrued liabilities                   3,648          2,546
--------------------------------------------------------------------------------
Total current liabilities                                  4,449          2,833
--------------------------------------------------------------------------------
Long-Term Debt                                             5,348          5,364
--------------------------------------------------------------------------------

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes                                        597            476
Postemployment benefit obligation                            814            671
Unamortized investment tax credits                           214            236
Other noncurrent liabilities                                 513          1,142
--------------------------------------------------------------------------------
Total deferred credits and other noncurrent liabilities    2,138          2,525
--------------------------------------------------------------------------------

Commitments and contingencies
--------------------------------------------------------------------------------

Shareowner's Equity
Common stock - ($1 par value)                                225            225
Paid in surplus                                            5,637          6,100
Retained earnings (deficit)                               (2,330)        (2,398)
--------------------------------------------------------------------------------
Total shareowner's equity                                  3,532          3,927
--------------------------------------------------------------------------------
Total Liabilities and Shareowner's Equity              $  15,467       $ 14,649
--------------------------------------------------------------------------------


See Notes to Consolidated Financial Statements.

-------------------------------------------------------------------------
PACIFIC BELL
-------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in millions, increase (decrease) in cash and cash equivalents
(Unaudited)
-------------------------------------------------------------------------
                                                      Six months ended
                                                          June 30,
                                                 ------------------------
                                                         1997      1996
-------------------------------------------------------------------------

Operating Activities
Net income                                           $     68     $    707
Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation and amortization                        1,086          908
   Provision for uncollectible accounts                   148           86
   Amortization of investment tax credits                 (22)         (23)
   Deferred income taxes                                 (275)          94
   Cumulative effect of accounting change, net of tax    (342)         (85)
   Other - net                                            502         (564)
---------------------------------------------------------------------------
Total adjustments                                       1,097          416
---------------------------------------------------------------------------
Net Cash Provided by Operating Activities               1,165        1,123
---------------------------------------------------------------------------

Investing Activities
Construction and capital expenditures                  (1,169)      (1,057)
Other                                                       -          (20)
---------------------------------------------------------------------------
Net Cash Used in Investing Activities                  (1,169)      (1,077)
---------------------------------------------------------------------------

Financing Activities
Net change in short-term borrowings with
original
 maturities of three months or less                       494         (223)
Issuance of long-term debt                                  -          424
Repayment of long-term debt                                (2)          (3)
Equity received from parent                               156          162
Dividends paid                                           (619)        (417)
Other                                                       -          (12)
---------------------------------------------------------------------------
Net Cash Provided by (Used in) Financing                   29          (69)
Activities
---------------------------------------------------------------------------
Net increase in cash and cash equivalents                  25          (23)
---------------------------------------------------------------------------
Cash and cash equivalents beginning of year                58           68
---------------------------------------------------------------------------
Cash and Cash Equivalents End of Period              $     83     $     45
---------------------------------------------------------------------------

Cash paid during the six months ended June 30 for:
     Interest                                        $    205     $    175
     Income taxes                                    $     50     $    193


See Notes to Consolidated Financial Statements.

PACIFIC BELL
----------------------------------------------------------------------------
CONSOLIDATED STATEMENT OF SHAREOWNER'S EQUITY
Dollars in millions
(Unaudited)
----------------------------------------------------------------------------
                                                                     Retained
                                         Common        Paid-in       Earnings
                                            Stock      Surplus       (Deficit)
-----------------------------------------------------------------------------
Balance, December 31, 1996                $   225     $  6,100      $ (2,398)
Net income                                      -            -           68
Dividend to shareowner                          -         (619)           -
Net equity from parent                          -          156            -
------------------------------------------------------------------------------
Balance, June 30, 1997                    $   225     $  5,637      $ (2,330)
------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.

                                  * * * *


SELECTED FINANCIAL AND OPERATING DATA


At June 30, or for the six months then ended:             1997           1996
                                                      ---------      ---------

  Return on weighted average total capital* .....       -1.24%         18.02%
  Debt ratio ....................................       63.52%         61.71%
  Network access lines in service (000)..........       16,396         15,854
  Access minutes of use (000,000) ...............       34,145         31,288
  Number of employees ...........................       50,120         46,600
*Calculated using Income Before Cumulative Effect of Accounting Changes

PACIFIC BELL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Dollars in millions

1. BASIS OF PRESENTATION The consolidated financial statements have been prepared by Pacific Bell (PacBell) pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and, in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary to present fairly the results for the interim periods shown. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such SEC rules and regulations. Certain reclassifications have been made to the 1996 consolidated financial statements to conform with the 1997 presentation. The results for the interim periods are not necessarily indicative of results for the full year. The consolidated financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto included in PacBell's 1996 Annual Report on Form 10-K (the Form 10-K) filed with the SEC.

2. CONSOLIDATION The consolidated financial statements include the accounts of PacBell and its majority-owned subsidiaries. PacBell is a wholly-owned subsidiary of Pacific Telesis Group (PAC), a wholly-owned subsidiary of SBC Communications Inc. (SBC). All significant intercompany transactions are eliminated in the consolidation process.

3. COMPLETION OF MERGER On April 1, 1997, SBC and PAC completed the merger of an SBC subsidiary with PAC, in a transaction in which each outstanding share of PAC common stock was exchanged for 0.73145 of a share of SBC common stock (equivalent to approximately 313 million shares). With the merger, PAC became a wholly-owned subsidiary of SBC. The transaction was accounted for by SBC as a pooling of interests and a tax-free reorganization.

   Conforming Accounting Changes
   PacBell's results include merger transaction costs and the effects of changes to conform accounting methodologies between PacBell and SBC for, among other items, pensions and postretirement benefits. These changes were recorded by PacBell in the second quarter of 1997, retroactive to January 1, 1997, as a cumulative effect of accounting changes of $342 net of deferred taxes of $238, and increased income before cumulative effect of accounting changes for the first six months of 1997 by $22. Had these changes been adopted January 1, 1996 they would have increased income before cumulative effect of accounting changes by $44, net of deferred taxes of $33 for the six months ended June 30, 1996. The changes in accounting for pension and postretirment benefits were to adopt SBC's methodology of amortizing gains and losses on assets held within those benefit plans. Among other costs relating to the close of the merger, PacBell recorded the present value of amounts to be returned to California ratepayers as a condition of the merger of $276 ($173 net of tax).

   Post-merger initiatives
   During the second quarter 1997, PacBell recorded after-tax charges of $943 related to SBC's June 19, 1997 announcement of several strategic decisions resulting from the merger integration process that began with the April 1 closing of its merger with PAC which included $107 ($65 after tax) of charges related to recent regulatory rulings and $276 ($173 after tax) for the present value of amounts to be returned to California ratepayers as a condition of the merger. The decisions resulted from an extensive review of operations throughout the merged company and include significant integration of operations and consolidation of some administrative and support functions. Following is a discussion of the most significant of these charges.

PACIFIC BELL

Dollars in millions

   Reorganization SBC will centralize several key functions that will support the operations of PacBell, Nevada Bell and Southwestern Bell Telephone Company (SWBell), including network planning, strategic marketing and procurement. It is also consolidating a number of corporate-wide support activities, including research and development, information technology, financial transaction processing and real estate management. PacBell, Nevada Bell and SWBell will continue as separate legal entities. These initiatives will result in the creation of some jobs and the elimination and realignment of others, with many of the affected employees changing job responsibilities and in some cases assuming positions in other locations.

   PacBell recognized a charge of approximately $154 ($97 net of tax) during the second quarter of 1997 in connection with these initiatives. This charge was comprised mainly of postemployment benefits, primarily related to severance, and costs associated with closing down duplicate operations, primarily contract cancellations. Other charges arising out of the merger related to relocation, retraining and other effects of consolidating certain operations will be recognized in future periods as those charges are incurred.

   Impairments/asset valuation As a result of SBC's merger integration plans, strategic review of domestic operations and organizational alignments, PacBell reviewed the carrying values of related long-lived assets. This review included estimating remaining useful lives and cash flows and identifying assets to be abandoned. Where this review indicated impairment, discounted cash flows related to those assets were analyzed to determine the amount of the impairment. As a result of these reviews, PacBell wrote off some assets and recognized impairments to the value of other assets with a combined charge of $416 ($262 after tax) recorded in the second quarter of 1997. These impairments and writeoffs related to certain analog switching equipment, selected wireless equipment, duplicate or obsolete equipment, cable within commercial buildings, certain non-operating plant and other assets.

   Video curtailment/purchase commitments SBC also announced it is scaling back its limited direct investment in video services. As part of this curtailment, PacBell has halted construction on the Advanced Communications Network (ACN) in California. As part of an agreement with the ACN vendor, PacBell will pay the liabilities of the ACN trust that owns and finances ACN construction, incur costs to shut down all construction previously conducted under the trust and receive certain consideration from the vendor. In the second quarter of 1997, PacBell recognized its total expense of $553 ($346 after tax) associated with these activities.

4. CUMULATIVE EFFECT OF CHANGE IN DIRECTORY ACCOUNTING Prior to January 1, 1996, Pacific Bell Directory (a subsidiary of PacBell) recognized revenues and expenses related to publishing directories in California using the "amortization" method, under which revenues and expenses were recognized over the lives of the directories, generally one year. Under the new "issue basis" method, revenues and expenses are recognized when the directories are issued. The change to the issue basis method was made because it is the method generally followed in the publishing industry and better reflects the operating activity of the business.

    The change was adopted during fourth quarter 1996. The cumulative after-tax effect of applying the change in method to prior years was recognized as of January 1, 1996 as a one-time, non-cash gain applicable to continuing operations of $85. The gain is net of deferred taxes of $58. The first three quarters of 1996 were restated in the Form 10-K to reflect the new method.

5. COMMITMENTS AND CONTINGENCIES

   Purchase Commitments As of June 30, 1997, PacBell had purchase commitments of about $220 remaining in connection with its previously announced program for deploying an all digital switching platform with ISDN and SS-7 capabilities.

   Property Tax Investigation In 1992, a settlement agreement was reached among the State Board of Equalization, all California counties, the State Attorney General, and 28 utilities, including PacBell, on a specific methodology for valuing utility property for property tax purposes for a period of eight years. The California Public Utilities Commission (CPUC) opened an investigation to determine if any resulting property tax savings should be returned to customers. Intervenors have asserted that as much as $20 of annual property tax savings should be treated as an exogenous cost reduction in PacBell's annual price cap filings. These intervenors have also asserted that past property tax savings totaling as much as approximately $80 as of June 30, 1997, plus interest, should be returned to customers. Management believes that, under the CPUC's regulatory framework, any property tax savings should be treated only as a component of the calculation of shareable earnings and not as an exogenous cost. In an Interim Opinion issued in June 1995, the CPUC decided to defer a final decision on this matter pending resolution in a separate proceeding of the criteria for exogenous cost treatment under its regulatory framework.

PACIFIC BELL

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Dollars in millions

RESULTS OF OPERATIONS

Overview Financial results for Pacific Bell (PacBell) for the first six months of 1997 and 1996 are summarized as follows:

-------------------------------------------------------------------------------
                                                         Six-Month Period
                                                    ---------------------------
                                                                       Percent
                                                    1997       1996    Change
-------------------------------------------------------------------------------
Operating revenues                               $  4,843   $ 4,691       3.2%
Operating expenses                               $  4,989   $ 3,457      44.3
Income (loss) before cumulative effect of        $   (274)  $   622        -
accounting changes
Cumulative effect of accounting changes          $    342   $    85        -
Net income                                       $     68   $   707        -
===============================================================================

Net income for the six months ended June 30, 1997 includes a cumulative net benefit of $342 resulting from accounting changes related to conforming accounting between PacBell and SBC Communications Inc. (SBC) for, among other items, pensions and postretirement benefits. The first six months of 1996 included a cumulative effect of a change in accounting for directory publishing revenues and expenses.

PacBell's six-month loss before cumulative effect of accounting changes of $274 includes after-tax charges of $943 reflecting strategic initiatives resulting from SBC's comprehensive review of operations of the merged company and the impact of several recent regulatory rulings. Excluding these items, PacBell reported income before cumulative effect of accounting changes of $669 or 7.6% higher than the first six months of 1996 income before cumulative effect of accounting changes of $622. PacBell currently anticipates incurring additional after-tax charges for ongoing merger integration costs, primarily related to movement of employees, and customer number portability of $125 to $200 during the remainder of 1997.

Excluding these second quarter charges, the primary factors contributing to the increase in income before cumulative effect of accounting changes during the first six months of 1997 were growth in demand for services and products at PacBell and first quarter 1997 $87 after-tax settlement gain associated with lump-sum pension payments that exceeded the projected service and interest costs for 1996 retirements. These increases were partially offset by increased expenses including expenses for the introduction of Personal Communications Services (PCS) operations in California and Nevada.

PACIFIC BELL

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Dollars in millions

RESULTS OF OPERATIONS - Continued

Revenues PacBell's operating revenues for the first six months of 1997 reflect reductions of $114 related primarily to the impact of several recent regulatory rulings. Excluding these items, PacBell's operating revenues increased $266, or 5.7%. Components of operating revenues for the first six months of 1997 and 1996 are as follows:

------------------------------------------------------------------------
                                                   Six-Month Period
                                              --------------------------

                                                               Percent
                                         1997         1996      Change
------------------------------------------------------------------------
Local service                        $   2,108    $  1,956         7.8%
Network access
   Interstate                              799         890       -10.2
   Intrastate                              402         363        10.7
Long-distance service                      598         629        -4.9
Directory advertising                      616         576         6.9
Other                                      320         277        15.5
---------------------------------------------------------------
       Total                         $   4,843    $  4,691         3.2%
========================================================================

      Local service revenues increased for the first six months of 1997 due primarily to increases in demand, including increases in access lines and vertical services revenues. The number of access lines increased by 3.4% since June 30, 1996, with approximately 43.1% of access line growth due to the sales of additional access lines to existing residential customers. Vertical services revenues, which include custom calling options, Caller ID and other enhanced services, increased by approximately 16.1%. Local service revenues also reflect the implementation of the California High Cost Fund (CHCFB) that went into effect February 1, 1997. The California Public Utilities Commission (CPUC) has stated the CHCFB is intended to directly subsidize the provision of service to high cost areas and allow PacBell to set competitive rates for other services. Amounts received from the CHCFB resulted in a shift of equivalent revenues from intraLATA long-distance and intrastate network access revenues to local service revenues in the first six months of 1997. This shift is subject to final CPUC approval, expected in third quarter 1997. For further information on the operations of the CHCFB, see the discussion under the heading "Regulatory Environment-California" on page 10 of SBC's Current Report on Form 8-K dated May 8, 1997. Rate reductions due to CPUC price cap orders and revenue sharing accruals partially offset increases in local service revenues. Wireless revenues also contributed to the increase in local service revenues due to product introduction of PCS in the first six months of 1997.

      Network Access Interstate network access revenues decreased $134 in the first six months of 1997 due to one-time charges. These one-time charges included billing claim settlements related to the Percentage Interstate Usage (PIU) factor and several Federal regulatory issues including end user charges, 800 data base charges, recovery of certain employee-related expenses and the retroactive effect of the productivity factor adjustment in the Federal price cap filing. While the change in PIU factor, which is used to allocate network access revenues between interstate and intrastate jurisdictions, also had the effect of increasing intrastate network access revenues, it resulted in a slight decline in total network access revenues. Without these impacts, interstate access revenues increased in the first six months of 1997 due to demand for access services by interexchange carriers and growth in revenues from end user charges attributable to an increasing access line base. Partially offsetting these increases in interstate network access revenues were the effects of revenue sharing adjustments made in 1996.

      Intrastate network access revenues increased in the first six months of 1997 due primarily to the PIU settlements described above. Excluding this impact, intrastate network access revenues were relatively unchanged in the first six months of 1997 as increases in demand, including usage by alternative intraLATA toll carriers, were offset by the effects of the CHCFB discussed above.

      Long-Distance Service revenues decreased for the first six months of 1997 primarily due to the effects of the CHCFB described under Local Service, and were primarily offset by increases in demand resulting from California's growing economy.

      Directory advertising revenues increased for the first six months of 1997 due mainly to the publication of books not published in 1996 and, to a lesser extent, increased demand.

      Other operating revenues increased for the first six months of 1997 due primarily to increased demand for voice messaging services and other non-regulated services and products.

Expenses PacBell's operating expenses for the first six months of 1997 reflect $1,335 of charges related to strategic initiatives from a comprehensive review of operations of the merged company and the impact of several recent regulatory rulings (see Note 3 to the financial statements). Excluding these charges, operating expenses increased $198, or 5.7%, over the first six months of 1996. Components of operating expenses for the first six months of 1997 and 1996 are as follows:

-------------------------------------------------------------------------------
                                                      Six-Month Period
                                          -------------------------------------

                                                                     Percent
                                                1997         1996    Change
-------------------------------------------------------------------------------
Cost of services and products               $  1,833     $  1,711         7.1%
Selling, general and administrative            2,070          838       147.0
Depreciation and amortization                  1,086          908        19.6
--------------------------------------------------------------------
  Total                                     $  4,989     $  3,457        44.3%
===============================================================================

      Costs of services and products for the first six months of 1997 reflect charges of $33 relating to SBC's strategic initiatives and operational reviews. Excluding these charges, cost of services and products increased $89, or 5.2%, in the first six months of 1997 due primarily to increases in employee compensation including increases related to force additions, increases in contract labor and the introduction of PCS operations. These increases were somewhat offset by a first quarter 1997 $105 settlement gain associated with lump-sum pension payments that exceeded the projected service and interest costs for 1996 retirements.

      Selling, general and administrative expenses for the first six months of 1997 reflect $1,144 of charges relating to SBC's strategic initiatives and operational reviews. As discussed in Note 3 to the financial statements, the most significant of these charges included shut down of the Advanced Communications Network, regulatory costs related to the approval of the merger with SBC by California regulators, and reorganization initiatives. Excluding these one-time charges, selling, general and administrative costs increased $88, or 10.5%, in the first six months of 1997 due to increases for expenses associated with the introduction of PCS operations, employee compensation, contract labor and advertising. These increases were partially offset by first quarter $41 settlement gain associated with lump-sum pension payments that exceeded the projected service and interest costs for 1996 retirements.

      Depreciation and amortization for the first six months of 1997 reflects charges totaling $158 to record impairment of plant and intangibles. As discussed in Note 3 to the financial statements, the most significant of these impairments related to certain analog switching equipment and cable within commercial buildings. Excluding these charges, depreciation and amortization increased $20, or 2.2% in the first six months of 1997. The increases were primarily due to overall higher plant levels partially offset by reduced depreciation during the second quarter on analog switching equipment in California.

Interest Expense increased $37 or 20.3% for the first six months of 1997 due to interest of $27 associated with one-time charges, increased long term debt compared to the first six months of 1996 and increased interest on capital leases. These increases were somewhat offset by increased capitalized interest related to PCS construction.

Other Income (Expense) - net was net expense of $30 for the first six months of 1997. The increased expenses include $30 in expenses related to SBC's strategic initiatives, primarily writeoffs of nonoperating plant. Income taxes for the first six months of 1997 reflect the tax effect of charges for strategic initiatives resulting from SBC's comprehensive review of operations of the merged company and the impact of several recent regulatory rulings.

Cumulative Effect of Accounting Changes, as discussed in Note 3 to the financial statements, include the effect of changes applied retroactively to conform accounting methodologies between PAC and SBC effective January 1, 1997. The cumulative after-tax effect of these one-time changes is $342.

PACIFIC BELL

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Dollars in millions

OPERATING ENVIRONMENT AND TRENDS OF THE BUSINESS

COMPETITIVE AND REGULATORY ENVIRONMENT

Access Reform/Price Caps On June 3, 1997, SBC filed with the Federal Communications Commission (FCC) a Petition for Partial Stay (Petition) of aspects of the orders adopted on May 7, 1997 by the FCC on access reform and local exchange carrier price caps. The Petition asked the FCC to stay the application of the 6.5% productivity offset to all price cap Local Exchange Carriers (LECs), its retroactive application to the 1996 annual tariff filings, and exogenous reductions associated with the completion of equal access amortization. The FCC denied the stay on June 18, 1997. The impact of the retroactive portion of the FCC orders was recorded in the second quarter of 1997.

On June 16, 1997, SBC and several other parties filed court appeals regarding several aspects of the Access Reform and Price Cap Orders. The appeal related to access reform has been assigned to the U.S. Court of Appeals for the Eighth Circuit in St. Louis (8th Circuit). The appeal related to price caps and the productivity offset decision had been assigned to the U.S. Court of Appeals for the 10th Circuit in Denver, but on July 28, 1997 it was transferred to the U.S. Court of Appeals for the D.C. Circuit.

Interconnection Agreements PacBell continues to enter into interconnection agreements with companies desiring to provide local service in its operating territory. Agreements have been reached and approved by the CPUC.

On July 18, 1997, the 8th Circuit set aside key parts of the FCC interconnection order that attempted to set prices for local exchange services, holding that the right to set such prices is reserved exclusively to the states. PacBell is in agreement with the 8th Circuit's ruling on the order and believes the intent of the Telecommunications Act of 1996 (Telecom Act) retained state regulators' jurisdiction over pricing of intrastate service and local interconnection. The FCC has indicated it will appeal the 8th Circuit's decision to the Supreme Court.

Other Billing and Collecting Allocation Methodology Changes On June 13, 1997, PacBell filed a waiver request with the FCC that if approved, would allow it to reverse an other billing and collection adjustment resulting from a recently adopted FCC separations ruling that shifts recovery of substantial other billing and collecting costs from the intrastate to the interstate jurisdiction. The FCC has released this waiver request for Public Notice but no comments were filed. If PacBell's request for a waiver is denied, the separations change could reduce PacBell's revenues by about $30 in 1997 and about $45 in each subsequent year.

Portions of Telecom Act Challenged On July 2, 1997, SBC sued in U.S. District Court for the Northern District of Texas to declare a portion of the Telecom Act unconstitutional on the grounds the Telecom Act improperly discriminates against SBC by imposing restrictions that prohibit SBC from offering interLATA long-distance and other services that other local exchange companies are free to provide. The suit challenges only that portion of the Telecom Act which excludes SBC from competing in certain lines of business.

OTHER BUSINESS MATTERS

Restructuring Reserve PacBell established a restructuring reserve at the end of 1993 to provide for the incremental cost of force reductions associated with restructuring business processes through 1997. A total of $43 in cash outlays was charged to the reserve in the first six months of 1997. As of June 30, 1997, $51 remained in the restructuring reserve.

Local Number Portability/Interconnection Over the next few years, PacBell is expecting to incur significant capital and software expenditures for customer number portability and interconnection. PacBell expects capital costs and expenses associated with customer number portability, which allows customers to switch to local competitors and keep the same phone number, to total up to $750 on a pre-tax basis over the next four years. Full recovery of customer number portability costs is required under the Telecom Act; however, the FCC has not yet determined when or how those significant costs will be recovered. The FCC has suspended the tariff filed by PacBell for recovery of these costs until September 1997, pending the issuance of its order on customer number portability. PacBell is unable to predict the likelihood of the FCC permitting the tariff to become effective. Capital costs and expenses associated with interconnection will vary based on the number of competitors seeking interconnection and customers served and markets entered by those competitors. Accordingly, PacBell is currently unable to reasonably estimate these costs.

PACIFIC BELL

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K
(a)   Exhibits

      Exhibit 12    Computation of Ratios of Earnings to Fixed Charges.

      Exhibit 18    Preferability Letter on Change in Accounting

      Exhibit 27    Financial Data Schedule.

(b)   Reports on Form 8-K

      On April 4, 1997, Pacific Bell (PacBell) filed a Current Report on Form 8-K, reporting on Item 4 Change in Registrant's Certifying Accountant. In the Report, PacBell indicated that Ernst & Young LLP would replace Coopers & Lybrand L.L.P. as the certifying accountants.

================================================================================

================================================================================
                                      SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Pacific Bell




August 13, 1997                           /s/ Michael F. G. Ashby
                                          -----------------------
                                          Michael F. G. Ashby
                                          Vice President and Chief
                                            Financial Officer