Form 10-Q
period 1997-09-30
PACIFIC BELL
filed 1997-11-12
CIK 75641

                                   FORM 10-Q

                                 United States
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


(Mark One)

     |X|          Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

               For the quarterly period ended September 30, 1997

                                      or

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


THE REGISTRANT, AN INDIRECTLY HELD WHOLLY-OWNED SUBSIDIARY OF SBC COMMUNICATIONS INC., MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION H(2).

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

PACIFIC BELL
-----------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF INCOME
Dollars in millions
(Unaudited)
-----------------------------------------------------------------------------------------
                                                 ----------------------------------------
                                                 Three months ended    Nine months ended
                                                   September 30,         September 30,
                                               ------------------------------------------
                                                   1997       1996       1997      1996
-----------------------------------------------------------------------------------------
Operating Revenues
Local service                                  $  1,153   $  1,006   $  3,261  $ 2,962
Network access:
  Interstate                                        455        448      1,254    1,338
  Intrastate                                        194        176        596      539
Long-distance service                               302        324        900      953
Directory advertising                               218        204        834      780
Other                                               159        157        479      434
------------------------------------------------------------------------------------------
Total operating revenues                          2,481      2,315      7,324    7,006
------------------------------------------------------------------------------------------

Operating Expenses
Cost of services and products                     1,049        893      2,996    2,618
Selling, general and administrative                 538        433      2,494    1,257
Depreciation and amortization                       471        459      1,557    1,367
------------------------------------------------------------------------------------------
Total operating expenses                          2,058      1,785      7,047    5,242
------------------------------------------------------------------------------------------
Operating Income                                    423        530        277    1,764
------------------------------------------------------------------------------------------

Other Income (Expense)
Interest expense                                   (117)       (95)      (336)    (277)
Other income (expense) - net                         15          2        (15)       4
------------------------------------------------------------------------------------------
Total other income (expense)                       (102)       (93)      (351)    (273)
------------------------------------------------------------------------------------------

Income (Loss) Before Income Taxes and
 Cumulative Effect of Accounting Changes            321        437        (74)   1,491
------------------------------------------------------------------------------------------

Income Taxes                                        126        175          5      607
------------------------------------------------------------------------------------------

Income (Loss) Before Cumulative Effect of
  Accounting Changes                                195        262        (79)     884
------------------------------------------------------------------------------------------
Cumulative Effect of Accounting Changes, net of tax   -          -        342       85
------------------------------------------------------------------------------------------

Net Income                                     $    195   $    262   $    263  $   969
------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.

PACIFIC BELL
--------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS
Dollars in millions except per share amounts
--------------------------------------------------------------------------------
                                                   September 30,    December 31,
                                                   -----------------------------
                                                            1997            1996
--------------------------------------------------------------------------------
Assets                                                (Unaudited)
Current Assets
Cash and cash equivalents                              $      55       $     58
Accounts receivable - net of allowances for
 uncollectibles of $241 and $161                           2,493          2,133
Prepaid expenses                                              49             37
Deferred income taxes                                        539            119
Deferred charges                                              26             45
Other current assets                                          49             37
--------------------------------------------------------------------------------
Total current assets                                       3,211          2,429
--------------------------------------------------------------------------------
Property, Plant and Equipment - at cost                   29,304         28,372
  Less: Accumulated depreciation and amortization         17,470         16,699
--------------------------------------------------------------------------------
Property, Plant and Equipment - Net                       11,834         11,673
--------------------------------------------------------------------------------
Other Assets                                                 725            547
--------------------------------------------------------------------------------
Total Assets                                           $  15,770       $ 14,649
--------------------------------------------------------------------------------

Liabilities and Shareowner's Equity
Current Liabilities
Debt maturing within one year                          $   1,217       $    287
Accrued taxes                                              1,023             95
Accounts payable and accrued liabilities                   2,629          2,451
--------------------------------------------------------------------------------
Total current liabilities                                  4,869          2,833
--------------------------------------------------------------------------------
Long-Term Debt                                             5,342          5,364
--------------------------------------------------------------------------------

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes                                        596            476
Postemployment benefit obligation                            906            671
Unamortized investment tax credits                           204            236
Other noncurrent liabilities                                 411          1,142
--------------------------------------------------------------------------------
Total deferred credits and other noncurrent liabilities    2,117          2,525
--------------------------------------------------------------------------------

Commitments and contingencies
--------------------------------------------------------------------------------

Shareowner's Equity
Common stock - ($1 par value)                                225            225
Paid in surplus                                            5,352          6,100
Retained earnings (deficit)                               (2,135)        (2,398)
--------------------------------------------------------------------------------
Total shareowner's equity                                  3,442          3,927
--------------------------------------------------------------------------------
Total Liabilities and Shareowner's Equity              $  15,770       $ 14,649
--------------------------------------------------------------------------------
See Notes to Consolidated Financial Statements.

PACIFIC BELL
-------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in millions, increase (decrease) in cash and cash equivalents
(Unaudited)
-------------------------------------------------------------------------
                                                    Nine months ended
                                                       September 30,
                                                 ------------------------
                                                        1997      1996
-------------------------------------------------------------------------
Operating Activities
Net income                                         $    263     $    969
Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation and amortization                      1,557        1,367
   Provision for uncollectible accounts                 201          128
   Amortization of investment tax credits               (32)         (36)
   Deferred income taxes                               (248)         149
   Cumulative effect of accounting change, net of tax  (342)         (85)
   Other - net                                          126         (738)
-------------------------------------------------------------------------
Total adjustments                                     1,262          785
-------------------------------------------------------------------------
Net Cash Provided by Operating Activities             1,525        1,754
-------------------------------------------------------------------------

Investing Activities
Construction and capital expenditures                (1,687)      (1,597)
Other                                                     -          (32)
-------------------------------------------------------------------------
Net Cash Used in Investing Activities                (1,687)      (1,629)
-------------------------------------------------------------------------

Financing Activities
Net change in short-term borrowings with
original maturities of three months or less             301         (186)
Issuance of other short-term borrowings                 610            -
Issuance of long-term debt                                -          700
Repayment of long-term debt                              (4)          (3)
Equity received from parent                             156          198
Dividends paid                                         (904)        (830)
Other                                                     -            6
-------------------------------------------------------------------------
Net Cash Provided by (Used in) Financing Activities     159         (115)
-------------------------------------------------------------------------
Net increase (decrease) in cash and cash                 (3)          10
equivalents
-------------------------------------------------------------------------
Cash and cash equivalents beginning of year              58           68
-------------------------------------------------------------------------
Cash and Cash Equivalents End of Period            $     55     $     78
-------------------------------------------------------------------------

Cash paid during the nine months ended September 30 for:
     Interest                                      $    357     $    305
     Income taxes, net of refunds                  $   (416)    $    253

See Notes to Consolidated Financial Statements.

PACIFIC BELL
----------------------------------------------------------------------------
CONSOLIDATED STATEMENT OF SHAREOWNER'S EQUITY
Dollars in millions
(Unaudited)
----------------------------------------------------------------------------
                                                                     Retained
                                           Common      Paid-in       Earnings
                                            Stock      Surplus       (Deficit)
-----------------------------------------------------------------------------
Balance, December 31, 1996                $   225     $  6,100      $ (2,398)
Net income                                      -            -           263
Dividend to shareowner                          -         (904)           -
Net equity from parent                          -          156            -
------------------------------------------------------------------------------
Balance, September 30, 1997               $   225     $  5,352      $ (2,135)
------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.

                                  * * * *


SELECTED FINANCIAL AND OPERATING DATA


At September 30, or for the nine months then              1997           1996
ended:
                                                      ---------      ---------

  Return on weighted average total capital* .....        3.09%         17.16%
  Debt ratio ....................................       65.58%         63.13%
  Network access lines in service (000)..........       16,594         16,018
  Access minutes of use (000,000) ...............       51,674         47,307
  Cellular Customers (000).......................          266              0
  Number of employees ...........................       49,920         46,190

*Calculated using Income Before Cumulative Effect of Accounting Changes

PACIFIC BELL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Dollars in millions

1. BASIS OF PRESENTATION The consolidated financial statements have been prepared by Pacific Bell (PacBell, which includes its subsidiaries) pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and, in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary to present fairly the results for the interim periods shown. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such SEC rules and regulations. Certain reclassifications have been made to the 1996 consolidated financial statements to conform with the 1997 presentation. The results for the interim periods are not necessarily indicative of results for the full year. The consolidated financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto included in PacBell's 1996 Annual Report on Form 10-K (the Form 10-K) filed with the SEC.

2. CONSOLIDATION The consolidated financial statements include the accounts of PacBell and its subsidiaries. PacBell is a wholly-owned subsidiary of Pacific Telesis Group (PAC), a wholly-owned subsidiary of SBC Communications Inc.
   (SBC). All significant intercompany transactions between PacBell subsidiaries are eliminated in the consolidation process. During the third quarter of 1997, PacBell's commercial paper was replaced by intercompany loans from SBC. Intercompany loans as of September 30, 1997 totaled $573.

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

   Conforming Accounting Changes
   PacBell's results include merger transaction costs and the effects of changes to conform accounting methodologies between PacBell and SBC for, among other items, pensions and postretirement benefits. These changes were recorded by PacBell in the second quarter of 1997, retroactive to January 1, 1997, as a cumulative effect of accounting changes of $342 net of deferred taxes of $238, and increased income before cumulative effect of accounting changes for the first nine months of 1997 by $34. Had these changes been adopted January 1, 1996 they would have increased income before cumulative effect of accounting changes by $64, net of taxes of $47 for the nine months ended September 30, 1996. The changes in accounting for pension and postretirement benefits were to adopt SBC's methodology of amortizing gains and losses on assets held within those benefit plans. Among other costs relating to the close of the merger, PacBell recorded the present value of amounts to be returned to California ratepayers as a condition of the merger of $276 ($173 net of tax).

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

PACIFIC BELL

Dollars in millions


   Reorganization SBC will centralize several key functions that will support the operations of PacBell and two other SBC subsidiaries, Nevada Bell and Southwestern Bell Telephone Company (SWBell), including network planning, strategic marketing and procurement. It is also consolidating a number of corporate-wide support activities, including research and development, information technology, financial transaction processing and real estate management. PacBell, Nevada Bell and SWBell will continue as separate legal entities. These initiatives will result in the creation of some jobs and the elimination and realignment of others, with many of the affected employees changing job responsibilities and in some cases assuming positions in other locations.

   PacBell recognized a charge of approximately $154 ($97 net of tax) during the second quarter of 1997 in connection with these initiatives. This charge was comprised mainly of postemployment benefits, primarily related to severance, and costs associated with closing down duplicate operations, primarily contract cancellations. Other charges arising out of the merger related to relocation, retraining and other effects of consolidating certain operations are being recognized in the periods those charges are incurred.

   Impairments/asset valuation As a result of SBC's merger integration plans, strategic review of domestic operations and organizational alignments, PacBell reviewed the carrying values of related long-lived assets. This review included estimating remaining useful lives and cash flows and identifying assets to be abandoned. Where this review indicated impairment, discounted cash flows related to those assets were analyzed to determine the amount of the impairment. As a result of these reviews, PacBell wrote off some assets and recognized impairments to the value of other assets with a combined charge of $416 ($262 after tax) recorded in the second quarter of 1997. These impairments and writeoffs related to certain analog switching equipment, selected wireless equipment, duplicate or obsolete equipment, cable within commercial buildings, certain nonoperating plant and other assets.

   Video curtailment/purchase commitments SBC also announced it is scaling back its limited direct investment in video services. As part of this curtailment, PacBell has halted construction on the Advanced Communications Network (ACN) in California. As part of an agreement with the ACN vendor, PacBell will pay the liabilities of the ACN trust that owns and finances ACN construction, incur costs to shut down all construction previously conducted under the trust and receive certain consideration from the vendor. In the second quarter of 1997, PacBell recognized its net expense of $553 ($346 after tax) associated with these activities. During the third quarter of 1997, PacBell recorded the corresponding short-term debt of $610 previously incurred by the ACN trust on its balance sheet.

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

5.  COMMITMENTS AND CONTINGENCIES

   Purchase Commitments As of September 30, 1997, PacBell had purchase commitments of about $220 remaining in connection with its previously announced program for deploying an all digital switching platform with ISDN and SS-7 capabilities.

   Property Tax Investigation In 1992, a settlement agreement was reached among the State Board of Equalization, all California counties, the State Attorney General, and 28 utilities, including PacBell, on a specific methodology for valuing utility property for property tax purposes for a period of eight years. The California Public Utilities Commission (CPUC) opened an investigation to determine if any resulting property tax savings should be returned to customers. Intervenors have asserted that as much as $20 of annual property tax savings should be treated as an exogenous cost reduction in PacBell's annual price cap filings. These intervenors have also asserted that past property tax savings totaling as much as approximately $85 as of September 30, 1997, plus interest, should be returned to customers. Management believes that, under the CPUC's regulatory framework, any property tax savings should be treated only as a component of the calculation of shareable earnings and not as an exogenous cost. In an Interim Opinion issued in June 1995, the CPUC decided to defer a final decision on this matter pending resolution in a separate proceeding of the criteria for exogenous cost treatment under its regulatory framework. To date the CPUC has taken no further action on this issue.

PACIFIC BELL

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Dollars in millions

RESULTS OF OPERATIONS

Overview Financial results for Pacific Bell (PacBell, which also includes its subsidiaries) for the first nine months of 1997 and 1996 are summarized as follows:

-------------------------------------------------------------------------------
                                                        Nine-Month Period
                                                    ---------------------------

                                                                      Percent
                                                    1997      1996     Change
-------------------------------------------------------------------------------
Operating revenues                               $  7,324   $ 7,006       4.5%
Operating expenses                               $  7,047   $ 5,242      34.4
Income (loss) before cumulative effect of
accounting changes                               $    (79)  $   884        -
Cumulative effect of accounting changes          $    342   $    85        -
Net income                                       $    263   $   969        -
===============================================================================

Net income for the nine months ended September 30, 1997 includes a cumulative net benefit of $342 resulting from accounting changes related to conforming accounting between PacBell and SBC Communications Inc. (SBC) for, among other items, pensions and postretirement benefits. The first nine months of 1996 included a cumulative effect of a change in accounting for directory publishing revenues and expenses.

PacBell's nine-month loss before cumulative effect of accounting changes of $79 includes after-tax charges of $968 reflecting strategic initiatives resulting from SBC's comprehensive review of operations of the merged company, the impact of several regulatory rulings during the second quarter of 1997, costs incurred for customer number portability since the merger and charges for ongoing merger integration costs, primarily related to movement of employees. Excluding these items, PacBell reported income before cumulative effect of accounting changes of $889 approximately equal to the first nine months of 1996 income before cumulative effect of accounting changes of $884. PacBell currently anticipates incurring additional after-tax charges for ongoing merger integration costs, primarily related to movement of employees, and customer number portability of $120 to $170 during the remainder of 1997.

Excluding these charges, the primary factors contributing to the increase in income before cumulative effect of accounting changes during the first nine months of 1997 were growth in demand for services and products at PacBell and a first quarter 1997 $87 after-tax settlement gain associated with lump-sum pension payments that exceeded the projected service and interest costs for 1996 retirements. These increases were offset by rate reductions from price cap filings and increased expenses including expenses for the introduction of Personal Communications Services (PCS) operations in California and Nevada.

PACIFIC BELL

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Dollars in millions

RESULTS OF OPERATIONS - Continued

Revenues PacBell's operating revenues for the first nine months of 1997 reflect reductions of $114 related primarily to the impact of several regulatory rulings during the second quarter of 1997. Excluding these items, PacBell's operating revenues increased $432, or 6.2%. Components of operating revenues for the first nine months of 1997 and 1996 are as follows:

------------------------------------------------------------------------
                                                 Nine-Month Period
                                              --------------------------

                                                               Percent
                                         1997         1996      Change
------------------------------------------------------------------------
Local service                        $   3,261    $  2,962        10.1%
Network access
   Interstate                            1,254       1,338        -6.3
   Intrastate                              596         539        10.6
Long-distance service                      900         953        -5.6
Directory advertising                      834         780         6.9
Other                                      479         434        10.4
------------------------------------------------------------

       Total                         $   7,324    $  7,006         4.5%
========================================================================

      Local service revenues increased for the first nine months of 1997 due primarily to increases in demand, including increases in access lines and vertical services revenues. The number of access lines increased by 3.6% since September 30, 1996, with approximately 46% of access line growth due to the sales of additional access lines to existing residential customers. Vertical services revenues, which include custom calling options, Caller ID and other enhanced services, increased by approximately 14%. Local service revenues also reflect the implementation of the California High Cost Fund (CHCFB) that went into effect February 1, 1997. The California Public Utilities Commission (CPUC) has stated that the CHCFB is intended to directly subsidize the provision of service to high cost areas and allow PacBell to set competitive rates for other services. The rebalancing provisions of the CHCFB resulted in a shift of equivalent revenues from intraLATA long-distance and intrastate network access revenues to local service revenues in the first nine months of 1997. This shift is subject to final CPUC approval, expected in the second quarter of 1998. For further information on the operations of the CHCFB, see the discussion under the heading "State Regulation" on page 8 of PacBell's Annual Report on Form 10-K dated December 31, 1996 and the discussion under the heading "Regulatory Environment-California" on page 10 of SBC's Current Report on Form 8-K dated May 8, 1997. Additionally, Federal payphone deregulation increased local service and decreased other operating revenues and, to a lesser extent, long-distance service and interstate network access; the overall impact was a slight increase in total operating revenues. Rate reductions due to CPUC price cap orders partially offset increases in local service revenues. Wireless revenues also contributed to the increase in local service revenues due to product introduction of PCS in the first nine months of 1997.

      Network Access Interstate network access revenues decreased $134 in the first nine months of 1997 due to one-time charges. These one-time charges include billing claim settlements related to the Percentage Interstate Usage (PIU) factor and several Federal regulatory issues including end-user charges, 800 data base charges, recovery of certain employee-related expenses and the retroactive effect of the productivity factor adjustment mandated in the July 1, 1997 Federal price cap filing. While the change in PIU factor, which is used to allocate network access revenues between interstate and intrastate jurisdictions, also had the effect of increasing intrastate network access revenues, it resulted in a slight decline in total network access revenues. Without these impacts, interstate access revenues increased in the first nine months of 1997 due to demand for access services by interexchange carriers and growth in revenues from end-user charges attributable to an increasing access line base. Partially offsetting these increases were the effects of the rate reduction related to the productivity factor adjustment and of revenue sharing adjustments made in 1996.

      Intrastate network access revenues increased in the first nine months of 1997 due primarily to the PIU settlements described above. Excluding this impact, intrastate network access revenues increased slightly in the first nine months of 1997 as increases in demand, including usage by alternative intraLATA toll carriers were partially offset by the effects of the CHCFB discussed above in Local Service.

      Long-Distance Service revenues decreased for the first nine months of 1997 primarily due to the effects of the CHCFB discussed above and rate reductions due to CPUC price cap orders partially offset by increases in demand resulting from California's growing economy.

      Directory advertising revenues increased for the first nine months of 1997 due mainly to the publication of books not published in 1996 and, to a lesser extent, increased demand.

      Other operating revenues increased for the first nine months of 1997 due primarily to increased equipment sales at Pacific Bell Mobile Services and increased demand for nonregulated products and services. Revenues from new business initiatives primarily voice messaging services and Internet services, also contributed to the increase. Results also reflect the impact of payphone deregulation as described in Local Service.

Expenses PacBell's operating expenses for the first nine months of 1997 reflect $1,377 of charges related to strategic initiatives from a comprehensive review of operations of the merged company, the impact of several regulatory rulings during the second quarter of 1997 (see Note 3 to the financial statements), costs incurred for customer number portability since the merger and charges for ongoing merger integration costs. Excluding these charges, operating expenses increased $428, or 8.2%, over the first nine months of 1996. Components of operating expenses for the first nine months of 1997 and 1996 are as follows:

-------------------------------------------------------------------------------
                                                  Nine-Month Period
                                          -------------------------------------

                                                                     Percent
                                                1997         1996    Change
-------------------------------------------------------------------------------
Cost of services and products               $  2,996     $  2,618       14.4%
Selling, general and administrative            2,494        1,257       98.4
Depreciation and amortization                  1,557        1,367       13.9
------------------------------------------------------------------
  Total                                     $  7,047     $  5,242       34.4%
===============================================================================

      Cost of services and products for the first nine months of 1997 reflects charges of $53 relating to SBC's strategic initiatives, operational reviews, costs incurred for customer number portability since the merger and ongoing merger integration costs. Excluding these charges, cost of services and products increased $325, or 12.4%, in the first nine months of 1997. These increases were significantly impacted by the introduction of PCS operations during 1997. Additional increases were due primarily to employee compensation including increases related to force additions and increases in contract labor. These cost increases were partially offset by the conforming of accounting methodologies and assumptions for pensions and postretirement benefits. During the third quarter of 1997, pension settlement gains previously reported as cost of services and products were reclassified to selling, general and administrative expense; prior quarters of 1997 were restated to reflect this reclassification.

      Selling, general and administrative expense for the first nine months of 1997 reflects $1,166 of charges relating to SBC's strategic initiatives, operational reviews and ongoing merger integration costs. As discussed in
      Note 3 to the financial statements, the most significant of these charges included shutdown of the Advanced Communications Network, regulatory costs related to the approval of the merger with SBC by California regulators and reorganization initiatives. Excluding these one-time charges, selling, general and administrative expense increased $71, or 5.6%, in the first nine months of 1997. These increases were significantly impacted by the introduction of PCS operations during 1997. Additional increases were due primarily to employee compensation and contract labor which were partially offset by a first quarter 1997 $146 settlement gain associated with lump-sum pension payments that exceeded the projected service and interest costs for 1996 retirements and reduced expenses resulting from conforming of accounting methodologies and assumptions for pensions and postretirement benefits.

      Depreciation and amortization for the first nine months of 1997 reflects charges totaling $158 to record impairment of plant and intangibles. As discussed in Note 3 to the financial statements, the most significant of these impairments related to certain analog switching equipment and cable within commercial buildings. Excluding these charges, depreciation and amortization increased $32, or 2.3% in the first nine months of 1997. These increases were primarily due to overall higher plant levels partially offset by reduced depreciation beginning with the second quarter on analog switching equipment in California.

Interest Expense increased $59 or 21.3% for the first nine months of 1997 due to interest of $27 associated with certain second quarter one-time charges and increased debt levels compared to the first nine months of 1996. These increases were somewhat offset by capitalized interest related to PCS construction.

Other Income (Expense) - net was a net expense of $15 for the first nine months of 1997. The increased expenses include $30 in expenses related to SBC's strategic initiatives, primarily writeoffs of nonoperating plant. Other increases relate primarily to the recognition of investment returns on funds held in trust for deferred compensation.

Income taxes for the first nine months of 1997 reflect the tax effect of charges for strategic initiatives resulting from SBC's comprehensive review of operations of the merged company and the impact of several regulatory rulings during the second quarter of 1997.

Income taxes paid, net of refunds reflect the impact of reduced tax payments due to merger-related and integration costs incurred and the application of the SBC tax sharing agreement.

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

PACIFIC BELL

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Dollars in millions

OPERATING ENVIRONMENT AND TRENDS OF THE BUSINESS

COMPETITIVE AND REGULATORY ENVIRONMENT

State Interconnection Agreements/ Reselling Developments PacBell continues to enter into interconnection agreements with companies desiring to provide local service in its operating territory. Approximately 40 interconnection agreements have been reached, and most have been approved by the CPUC. AT&T Corp. and other competitors are reselling PacBell local exchange services, and as of September 30, 1997 there were more than 180,000 access lines supporting services resold by competitors.

Federal Interconnection In September 1997, 28 state commissions, the National Association of Regulatory Utilities Commissioners and the D.C. Public Service Commission along with many companies who have Local Exchange Carriers (LECs), including SBC filed petitions to enforce the July 18, 1997 ruling of the U.S. Court of Appeals for the Eighth Circuit in St. Louis (8th Circuit) that the right to set local exchange prices, including the pricing methodology used, is reserved exclusively to the states. The petitions respond to the Federal Communications Commission's (FCC) rejection of Ameritech Corporation's interLATA long-distance application in Michigan in which the FCC stated it is applying its own pricing standards to interLATA applications. The petitioners assert the FCC is violating state authority. On October 14, 1997, the 8th Circuit granted the LECs' petitions for rehearing and ruled that they do not have to deliver network elements to competitors in anything other than completely unbundled form.

Payphone Deregulation/Market Price Adjustments Final price deregulation of the payphone industry took effect October 7, 1997. PacBell raised payphone prices throughout its operating territories, beginning in October 1997. The new prices are the result of federal telecommunications deregulation, which prohibits subsidy of payphone service directly or indirectly from its telephone service operations and allows payphone providers to determine their own pricing.

Portions of the Telecommunications Act of 1996 Challenged In July 1997, SBC brought suit against the FCC in the U.S. District Court for the Northern District of Texas, seeking a declaration that a portion of the Telecom Act is unconstitutional on the grounds that it improperly discriminates against SBC by imposing restrictions that prohibit SBC from offering interLATA long-distance and other services that other LECs are free to provide. The suit challenges only that portion of the Telecom Act that excludes SBC from competing in certain lines of business. SBC is currently awaiting a decision by the court on its motion for summary judgement.

California Universal Service Rebalancing Hearings related to the PacBell March 1997 filing to permanently reduce certain toll and access rates and eliminate universal service surcredits to ratepayers for rebalancing of the CHCFB were held in October 1997 with a decision expected in the second quarter of 1998.

PACIFIC BELL

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Dollars in millions

OTHER BUSINESS MATTERS

Restructuring Reserve PacBell established a restructuring reserve at the end of 1993 to provide for the incremental cost of force reductions associated with restructuring business processes through 1997. A total of $62 in cash outlays was charged to the reserve in the first nine months of 1997. As of September 30, 1997, $32 remained in the restructuring reserve.

Local Number Portability/Interconnection Over the next few years, PacBell is expecting to incur significant capital and software expenditures for customer number portability and interconnection. PacBell expects capital costs and expenses associated with customer number portability, which allows customers to switch to local competitors and keep the same phone number, to total up to $600 on a pre-tax basis over the next four years. Full recovery of customer number portability costs is required under the Telecom Act; however, the FCC has not yet determined when or how those significant costs will be recovered. PacBell has filed a tariff with the FCC for recovery of these costs. No action has been taken by the FCC on this tariff, pending the issuance of its order on customer number portability. PacBell is unable to predict the likelihood of the FCC permitting the tariff to become effective. Capital costs and expenses associated with interconnection will vary based on the number of competitors seeking interconnection and customers served and markets entered by those competitors. Accordingly, PacBell is currently unable to reasonably estimate these costs.

CPUC Ruling A complaint filed with the CPUC challenged PacBell's practice of charging to reconnect wires between the utility terminal board and the customer utility board in apartment buildings, claiming that the wiring between these two points were part of PacBell's facilities. On November 5, 1997, the CPUC ordered PacBell to retroactively refund these charges dating from 1993. PacBell believes it has several meritorious defenses and plans to file for rehearing and reconsideration with the CPUC, and if appropriate, file for judicial review. Management is evaluating the order and while it is currently unable to estimate the specific amount of any refund that may be required, it does not believe the amount would be material.

PACIFIC BELL

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits

      Exhibit 3-a   By-Laws of Pacific Bell, as amended to November 10, 1997

      Exhibit 12    Computation of Ratios of Earnings to Fixed Charges.

      Exhibit 27    Financial Data Schedule.

(b)   Reports on Form 8-K

      There were no reports on Form 8-K filed during the third quarter ended September 30, 1997.

                                      SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Pacific Bell




November  12, 1997                        /s/ Daniel J. Fete
                                          Daniel J. Fete
                                          Controller