Form 10-K405
period 1997-12-31
PACIFIC BELL
filed 1998-03-11
CIK 75641

FORM 10-K

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

  |X|           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                      For fiscal year ended December 31, 1997

                                      OR

  |_|         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the transition period from ______to____

                         Commission File Number: 1-1414

                                  PACIFIC BELL
             Incorporated under the laws of the State of California
                I.R.S. Employer Identification Number 94-0745535

         140 New Montgomery Street, San Francisco, California 94105-3705
                          Telephone Number 415-542-9000

Securities registered pursuant to Section 12(b) of the Act: (See attached Schedule A)

Securities registered pursuant to Section 12(g) of the Act: None.

THE REGISTRANT, AN INDIRECTLY HELD WHOLLY-OWNED SUBSIDIARY OF SBC COMMUNICATIONS, INC., MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I(1)(a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION I(2).

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X     No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [Not Applicable]

                                  SCHEDULE A

          Securities Registered Pursuant To Section 12(b) Of The Act:


                                                  Name of each exchange
        Title of each Class                       on which registered

           -------------                            ---------------

 7.250%     Note Due 07/01/02                  New York Stock Exchange
 6.250%     Note Due 03/01/05                  New York Stock Exchange
 7.125%     Debenture due 03/15/26             New York Stock Exchange
 7.500%     Debenture due 02/01/33             New York Stock Exchange
 6.875%     Debenture due 08/15/23             New York Stock Exchange
 6.625%     Debenture due 10/15/34             New York Stock Exchange

                               TABLE OF CONTENTS




Item                                                                  Page
----                                                                  ----

                                  PART I

 1.  Business.......................................................
 2.  Properties.....................................................
 3.  Legal Proceedings..............................................
 4.  Submission of Matters to a Vote of Security Holders............


                                    PART II

 5.  Market for Registrant's Common Equity and Related
       Stockholder Matters..........................................
 6.  Selected Financial and Operating Data..........................
 7.  Management's Discussion and Analysis of Results of Operations
     (Abbreviated pursuant to General Instruction I(2)).............
 7A. Quantitative and Qualitative Disclosures about Market Risk.....
 8.  Financial Statements and Supplementary Data....................
 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.....................................


                                   PART III

10.  Directors and Executive Officers of the Registrant.............
11.  Executive Compensation.........................................
12.  Security Ownership of Certain Beneficial Owners and
       Management...................................................
13.  Certain Relationships and Related Transactions.................


                                    PART IV

14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K




__________

*Omitted pursuant to General Instruction I(2).

                                     PART I

ITEM 1. BUSINESS

GENERAL

Pacific Bell (PacBell, which includes its subsidiaries) is a telecommunications company whose subsidiaries and affiliates operate predominantly in the communications services industry. PacBell is a wholly-owned subsidiary of Pacific Telesis Group (PAC), a wholly-owned subsidiary of SBC Communications Inc. (SBC). PacBell's subsidiaries provide landline and wireless telecommunications services and equipment, directory advertising and publishing. Pacific Bell's telephone operations (Telephone Operations), provide telecommunications services over approximately 17 million access lines in California. The Telephone Operations operate within California providing local exchange services and are subject to regulation by the California Public Utilities Commission (CPUC) and by the Federal Communications Commission (FCC). PacBell was incorporated under the laws of the State of California in 1906 and has its principal executive offices at 140 New Montgomery, San Francisco, California 94105-3705 (telephone number 415-542-9000).

PAC was one of the original seven regional holding companies (RHCs) formed to hold AT&T Corp.'s (AT&T) local telephone companies. AT&T divested PAC, and its subsidiary, PacBell, by means of a spin-off of stock to its shareowners on January 1, 1984 (divestiture). As a result, PAC became a publicly traded company. The divestiture was made pursuant to a consent decree, referred to as the Modification of Final Judgment (MFJ), issued by the United States District Court for the District of Columbia (District Court). With the mergers of SBC and PAC, and Bell Atlantic Corporation and NYNEX Corporation, there are now five RHCs.

COMPLETION OF MERGER OF SBC AND PAC

On April 1, 1997, SBC and PAC completed the merger of an SBC subsidiary with PAC, in a transaction in which each outstanding share of PAC common stock was exchanged for 1.4629 shares of SBC common stock (equivalent to approximately 626 million shares; both the exchange ratio and shares issued have been restated to reflect SBC's two-for-one stock split, effected in the form of a stock dividend, declared January 30, 1998 with a record date of February 20, 1998 and distribution date of March 19, 1998). With the merger, PAC became a wholly-owned subsidiary of SBC. The transaction was accounted for by SBC as a pooling of interests and a tax-free reorganization.

Post-merger initiatives

Several strategic decisions resulted from the merger integration process. The decisions resulted from an extensive review of operations throughout the merged company and included significant integration of operations and consolidation of some administrative and support functions.

Reorganization

SBC is centralizing several key functions that will support the Telephone Operations and two other SBC subsidiaries, Southwestern Bell Telephone Company (SWBell) and Nevada Bell, including network planning, strategic marketing and procurement. It is also consolidating a number of corporate-wide support activities, including research and development, information technology, financial transaction processing and real estate management. PacBell, Nevada Bell and SWBell will continue as separate legal entities. These initiatives will result in the creation of some jobs and the elimination and realignment of others, with many of the affected employees changing job responsibilities and in some cases assuming positions in other locations.

PacBell recognized charges during 1997 in connection with these initiatives. The charges were comprised mainly of postemployment benefits, primarily related to severance, and costs associated with closing down duplicate operations, primarily contract cancellations. Other charges arising out of the merger relating to relocation, retraining and other effects of consolidating certain operations are being recognized in the periods those charges are incurred. Additional information on these charges is contained in Note 3 of the Financial Statements.

FEDERAL LEGISLATION AND THE MFJ

On February 8, 1996, the Federal Government enacted the Telecommunications Act of 1996 (the Telecom Act), a major, wide-ranging amendment to the Communications Act of 1934.

By its specific terms, the Telecom Act supersedes the jurisdiction of the District Court with regard to activities occurring after the date of enactment. The FCC is given authority for all post-enactment conduct, with the District Court retaining jurisdiction of pre-enactment conduct for a five-year period. As a result of these provisions, on April 11, 1996 the District Court issued its Opinion and Order terminating the MFJ and dismissing all pending motions as moot, thereby effectively ending 13 years of RHCs regulation under the MFJ.

In July 1997, SBC brought suit in the U.S. District Court for the Northern District of Texas (U.S. District Court), seeking a declaration that a portion of the Telecom Act is unconstitutional on the grounds that it improperly discriminates against SBC's telephone subsidiaries including PacBell, by name by imposing restrictions that prohibit SBC from offering interLATA (Local Access Transport Area) long-distance and other services in California that other Local Exchange Carriers (LECs) are free to provide. The suit challenged only that portion of the Telecom Act that excluded SBC from competing in certain lines of business. On December 31, 1997 the U.S. District Court issued a ruling declaring unconstitutional, among other things, the prohibitions on SBC providing interLATA long-distance. The FCC and competitor intervenors sought and received a stay of the decision by the U.S. District Court, and SBC anticipates further opposition to this ruling from the Justice Department and interexchange carriers
(IXCs), but is unable to predict the outcome of subsequent appeals. Additional information relating to the Telecom Act is contained in Item 7, Management's Discussion and Analysis of Results of Operations of this report under the heading "Competitive Environment" beginning on page 17.

BUSINESS OPERATIONS

The Telephone Operations provide telecommunication services by serving approximately 17 million access lines in the nation's most populous state, California as well as two of the country's five largest metropolitan areas. PacBell's broad operations offer customers an expansive range of services and products, varying by market, including: local exchange services, wireless communications, long-distance, Internet services, telecommunications equipment, enhanced services, and directory advertising and publishing. Services and products are provided by the Telephone Operations and through several wholly-owned subsidiaries, which include: Pacific Bell Mobile Services (PBMS), Pacific Bell Directory (PBDirectory), Pacific Bell Information Services (PBIS) and Pacific Bell Internet Services (PBI). These services and products (which are described more fully below) include landline and wireless telecommunications services, sales of advertising for and publication of yellow pages and white pages directories, sales of customer premises, private business exchange (PBX) and wireless equipment, enhanced services and Internet services. Personal Communication Services (PCS) are provided by PBMS in California and Nevada. Landline telecommunications services are provided to California by the Telephone Operations.

PacBell's revenues are categorized for financial reporting purposes as local service (substantially all of which was provided by the Telephone Operations and PBMS), network access (provided by the Telephone Operations), long-distance service (substantially all of which was provided by the Telephone Operations and PBMS), directory advertising (principally provided by PBDirectory) and other (including equipment sales at PBMS, nonregulated products and services provided by the Telephone Operations, billing and collection services for IXCs provided by the Telephone Operations and Internet services provided by PBI). With the passage of the Telecom Act, PBMS offers wireless long-distance services between Local Access Transport Areas (interLATA) and within Local Access Transport Areas (intraLATA). The Telephone Operations provide intraLATA long-distance service.

The following table sets forth for PacBell the percentage of total operating revenues by any class of service which accounted for 10% or more of total operating revenues in any of the last three fiscal years.

------------------------------------------------------------------------------
                                                     Percentage of Total
                                                      Operating Revenues
------------------------------------------------------------------------------

                                                     1997      1996      1995
------------------------------------------------------------------------------
Local service                                         44%       42%       42%
Network access                                        25%       27%       27%
Long-distance service                                 12%       13%       14%
Directory advertising                                 11%       11%       11%
------------------------------------------------------------------------------

      Communication Services

Communication services include local, long-distance and network access services. Local services involve the transport of landline and wireless telecommunications traffic between telephones and other customer premises equipment (CPE) located within the same local service calling area. Local services include: basic local exchange service, certain extended area service, dedicated private line services for voice and special services, directory assistance and various vertical services, including custom calling services, call control options and Caller ID services. Until the passage of the Telecom Act, the Telephone Operations' long-distance services involved the transport of intraLATA telecommunications traffic, except for certain wireless service areas that cover more than one LATA, for which PacBell had obtained MFJ waivers. In addition to these services, beginning in 1996, PBMS provided both interLATA and intraLATA wireless long-distance services to its PCS customers. Long-distance services also include other services such as Wide Area Telecommunications Service (WATS or 800 services) and other special services. Network access services connect a subscriber's telephone or other equipment to the transmission facilities of other carriers that provide long-distance (principally interLATA) and other communications services. Network access services are either switched, which use a switched communications path between the carrier and the customer, or special, which use a direct nonswitched path.

      Landline Network Services

During the latter half of 1996 and over the course of 1997, the Telephone Operations have been offering certain services on a "wholesale" basis as well as providing elements of the Telephone Operations' networks on an "unbundled" basis to competitors. These services are being offered as specified by the Telecom Act and state actions and agreements. Such federal and state regulation have resulted in the Telephone Operations facing increased competition in significant portions of its business. At December 31, 1997 the Telephone Operations provided wholesale services to more than 200 thousand access lines. Management cannot quantify the impact to the Telephone Operations' business in 1998 from local exchange competition, because uncertainty exists as to the breadth and scope of competitors' offering of local exchange services to all portions of the market, and as certain regulations, tariffs and negotiations governing such competition are not yet finalized.

The Telephone Operations provided approximately 86% of PacBell's operating revenues in 1997. The Telephone Operations provide telecommunications services to approximately 10.5 million residential and 6.7 million business access lines in California. During 1997 total access lines grew by 4.7%.

The Telephone Operations continue to expand their offering of vertical services throughout their operating areas. These services include, among other things, Caller ID, a feature which displays the telephone number of the person calling; Call Return, a feature that redials the number of the last incoming call; and Call Blocker, a feature which allows customers to automatically reject calls from a designated list of telephone numbers.

PBIS provides voice messaging services under several registered trademark products, which include residential voice messaging services (The Message Center), business messaging services (Pacific Bell Voice Mail), and business call management services (Pacific Bell Call Management). PBI provides Internet services in selected metropolitan areas in California.

      Wireless

In 1993, the FCC adopted an order allocating radio spectrum and outlining the development of licenses for new PCS deployment. PCS utilizes wireless telecommunications digital technology at a higher frequency radio spectrum than cellular using lower powered transmission equipment. Like cellular, it is designed to permit access to a variety of communications services regardless of subscriber location. In an FCC auction, which concluded in March 1995, PCS licenses were awarded in 51 major markets. PAC affiliates acquired PCS licenses in the Major Trading Areas (MTAs) of Los Angeles-San Diego, California and San Francisco-San Jose, California. The California licenses cover substantially all of California and Nevada.

PBMS was formed to offer PCS services across California and Nevada. The PBMS network incorporates the Global System for Mobile Communications (GSM) standard, which is widely used internationally, and its phones feature a built-in pager and answering machine. PBMS began trials in August 1996 and began offering services in January 1997, and by mid-1997 provided widespread offerings of PCS services to all of the major markets in California and Nevada. At the end of 1997, PBMS provided wireless services to approximately 340,000 customers over its PCS networks.

      Directory Advertising

PBDirectory, the publisher of Pacific Bell SMART Yellow Pages, publishes 35 million books, representing approximately 112 directories in California and Nevada. PacBell recognizes all directory advertising revenues and expenses in the month the related directory is published. PBDirectory's publishing schedule is spread throughout the year for its directories. PBDirectory's directories are printed by World Color Press.

      Customer Premises Equipment and Other Equipment Sales

Equipment offerings range from single-line and cordless telephones to sophisticated digital PBX systems. PBX is a private telephone switching system, usually located on a customer's premises, which provides intra-premise telephone services as well as access to the public switched network.

     Video Services

As part of the change in strategic direction of the post-merger initiatives, SBC announced during 1997 that it is scaling back its limited direct investment in a number of video services. Additional information on these matters is contained in Note 3 of the Financial Statements. As part of this curtailment, PacBell halted construction on the Advanced Communications Network (ACN) in California. As part of an agreement with the ACN vendor, PacBell paid the liabilities of the ACN trust that owned and financed ACN construction and incurred costs to shut down all construction previously conducted under the trust and receive certain consideration from the vendor.

GOVERNMENT REGULATION

The Telephone Operations are subject to regulation by the CPUC which has the power to regulate, in varying degrees, intrastate rates and services, including local, long-distance and network access (both intraLATA and interLATA access within the state) services. The Telephone Operations are also subject to the jurisdiction of the FCC with respect to interstate rates and services, including interstate access charges. Access charges are designed to compensate the Telephone Operations for the use of their facilities for the origination or termination of long-distance and other communications by other carriers. There are currently no access charges for the Internet.

Additional information relating to federal and state regulation of the Telephone Operations is contained in Item 7, Management's Discussion and Analysis of Results of Operations of this report under the heading "Regulatory Environment" on page 15.

IMPORTANCE, DURATION AND EFFECT OF LICENSES

Under the auction process of an FCC order outlining the development of PCS, licenses with durations of ten years were awarded in 51 major markets. The licenses for Los Angeles-San Diego, California and San Francisco-San Jose, California expire in 2005. These licenses, upon application and a showing of compliance with FCC use and conduct standards, may be renewed.

MAJOR CUSTOMER

No customer accounted for more than 10% of PacBell's consolidated revenues in 1997 or 1996. Approximately 10% of PacBell's consolidated revenues were from services provided to AT&T for 1995.

COMPETITION

      Communication Services

Information relating to competition in the communications industry is contained in Item 7, Management's Discussion and Analysis of Results of Operations of this report under the heading "Competitive Environment" beginning on page 17.

      Directory Advertising and Publishing

PBDirectory faces competition from over 50 publishers of printed directories in its operating areas. Direct and indirect competition also exist from other advertising media, including newspapers, radio, television, and direct mail providers, as well as from directories offered over the Internet.

      Customer Premises Equipment and Other Equipment Sales

PacBell faces significant competition from numerous companies in marketing its telecommunications equipment.

RESEARCH AND DEVELOPMENT

Certain company-sponsored basic and applied research was conducted at Bell Communications Research, Inc. (Bellcore). The Telephone Operations owned a one-seventh interest in Bellcore and another affiliate of SBC owned a one-seventh interest, with the remainder owned by the other four remaining RHCs. In November 1997, the sale of Bellcore was completed. The RHCs have retained the activities of Bellcore that coordinate the Federal Government's telecommunications requirements for national security and emergency preparedness.

Applied research is also conducted at SBC Technology Resources, Inc. and Telesis Technology Laboratories, subsidiaries of SBC. They provide research, technology planning and evaluation services to PacBell and its subsidiaries.

EMPLOYEES

As of December 31, 1997, PacBell employed approximately 50,030 persons. Approximately 70% of the employees are represented by the Communications Workers of America (CWA). Contracts covering an estimated 33,340 employees between the CWA and the Telephone Operations end in August 1998. New contracts are scheduled to be negotiated in 1998. In 1995, PBDirectory negotiated two new three-year contracts with the International Brotherhood of Electrical Workers (IBEW), covering approximately 1,300 employees in northern and southern California. PBDirectory also is scheduled to negotiate new contracts with the IBEW in 1998.

ITEM 2.  PROPERTIES

The properties of PacBell do not lend themselves to description by character and location of principal units. At December 31, 1997, 96% of the property, plant and equipment of PacBell was related to the Telephone Operations. Network access lines represented 41% of the Telephone Operations' investment in telephone plant; central office equipment represented 38%; land and buildings represented 10%; other miscellaneous property, comprised principally of furniture and office equipment and vehicles and other work equipment, represented 5%; and information origination/termination equipment represented 6%.

ITEM 3.  LEGAL PROCEEDINGS

There are no legal proceedings to report.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Omitted pursuant to General Instruction I(2).

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Not applicable.

ITEM 6.  SELECTED FINANCIAL AND OPERATING DATA


  -----------------------------------------------------------------------------
                                          At December 31, or for the year ended
                                                   1997           1996
  ------------------------------------------------------------------------------
  Return on Weighted Average Total                  4.42%         16.92%
  Capital (1)
  Debt Ratio (debt, including current
      maturities, as a percentage of               65.82%         59.00%
      total capital) (2)
  Network access lines in  service (000)           17,369         16,585
  Access minutes of use (000,000)                  69,100         63,338
  Long-distance messages billed (000,000)           5,638          5,158
  Number of employees                              50,030         45,589
  ------------------------------------------------------------------------------

Operating  data  may be  periodically  revised  to  reflect  the  most  current
information   available.

(1) Calculated using income before changes in accounting principles. These impacts are included in shareowner's equity.

(2) Shareowners equity used in these calculations includes changes in accounting principles.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS Dollars in millions

This discussion should be read in conjunction with the financial statements and the accompanying notes.

RESULTS OF OPERATIONS

Summary

Financial results, including percentage changes from the prior year, are summarized as follows:

--------------------------------------------------------------------------------
                                                                  Percent Change
                                                1997        1996   1997 vs.1996
--------------------------------------------------------------------------------
Operating revenues                          $  9,938    $  9,446          5.2%
Operating expenses                          $  9,429    $  7,142         32.0%
Income before cumulative effect of          $      8    $  1,170        -99.3%
accounting changes
Cumulative effect of accounting changes     $    342    $     85          -
Net income                                  $    350    $  1,255          -
--------------------------------------------------------------------------------

PacBell recognized the cumulative effect of accounting changes in 1997 relating to conforming accounting methodologies between PacBell and SBC for, among other items, pensions and postretirement benefits. PacBell recognized the cumulative effect of a change in accounting in 1996 relating to the recognition of directory publishing revenues and related expenses.

PacBell's income before cumulative effect of accounting changes includes after-tax charges of approximately $1.2 billion reflecting strategic initiatives resulting from SBC's comprehensive review of operations of the merged company, the impact of several regulatory rulings during the second quarter of 1997, costs incurred for customer number portability since the merger and charges for ongoing merger integration costs. Excluding these items, PacBell reported income before cumulative effect of accounting changes of $1,171 for 1997. Net income for 1997 was favorably affected by the $18 after-tax gain on the sale of PacBell's interest in Bellcore and a first quarter 1997 $87 after-tax settlement gain associated with lump-sum pension payments that exceeded the projected service and interest costs for 1996 retirements. Excluding these additional items, PacBell reported an adjusted income before cumulative effect of accounting changes of $1,066 for 1997, 8.9% lower than the 1996 income before cumulative effect of accounting changes of $1,170. The primary factors contributing to this decrease were increased expenses, including expenses for the introduction of PCS operations in California and Nevada, partially offset by growth in demand for wireline and non-regulated services and products.

Items affecting the comparison of the operating results between 1997 and 1996 are discussed in the following sections.

Dollars in millions

Operating Revenues

PacBell's operating revenues for 1997 reflect reductions of $114 related primarily to the impact of several regulatory rulings during the second quarter of 1997. Excluding these reductions, PacBell's operating revenues increased
$606, or 6.4%, in 1997. Components of total operating revenues, including percentage changes from the prior year, are as follows:

-------------------------------------------------------------------------------
                                                               Percent Change
                                            1997        1996      1997 vs.1996
-------------------------------------------------------------------------------
Local service                           $  4,386    $  3,956           10.9%
Network access
  Interstate                               1,714       1,805           -5.0%
  Intrastate                                 790         718           10.0%
Long-distance service                      1,182       1,274           -7.2%
Directory advertising                      1,125       1,051            7.0%
Other                                        741         642           15.4%
================================================================
                                        $  9,938    $  9,446            5.2%
===============================================================================

     Local service revenues increased in 1997 due primarily to increases in demand, including increases in residential and business access lines and vertical services revenues. Total access lines increased by 4.7% in 1997, with approximately 32% of access line growth due to the sales of additional access lines to existing residential customers. Vertical services revenues, which include custom calling options, Caller ID and other enhanced services, increased by approximately 15%. Local service revenues also reflect the implementation of the California High Cost Fund (CHCFB) that went into effect February 1, 1997. The CPUC has stated that the CHCFB is intended to directly subsidize the provision of service to high cost areas and allow PacBell to set competitive rates for other services. The rebalancing provisions of the CHCFB resulted in a shift from long-distance revenues of $84 and intrastate network access revenues of $26 to local service revenues in 1997. This shift is subject to final CPUC approval, expected in the second or third quarter of 1998. For further information on the operations of the CHCFB, see the discussion under the heading
     "Regulatory Environment". Additionally, Federal payphone deregulation increased local service revenues and decreased long-distance service revenues and interstate network access revenues; the overall impact was a slight increase in total operating revenues. Rate reductions in 1997 due to CPUC price cap orders partially offset increases in local service revenues. Wireless revenues also contributed to the increase in local service revenues due to introduction of PCS in 1997.

     Network Access Interstate network access revenues decreased in 1997 due to $134 in charges. These charges include billing claim settlements related to the Percentage Interstate Usage (PIU) factor and several federal regulatory issues including end-user charges, 800 data base charges, recovery of certain employee-related expenses and the retroactive effect of the productivity factor adjustment mandated in the July 1, 1997 Federal price cap filing. While the change in PIU factor, which is used to allocate network access revenues between interstate and intrastate jurisdictions, also had the effect of increasing intrastate network access revenues, it resulted in a slight decline in total network access revenues. Excluding these impacts, interstate network access revenues increased in 1997 due largely to increases in demand for access services by IXCs. Growth in revenues from end-user charges attributable to an increasing access line base also contributed to the increase. Partially offsetting these increases were the effects of rate reductions of approximately $22 related to the FCC's productivity factor adjustment and revenue sharing adjustments made in 1996.

     Intrastate network access revenues in 1997 reflect an increase due to the PIU settlements and a decrease due to the effects of the CHCFB described above. Excluding these impacts, intrastate network access revenues increased in 1997 as increases in demand, including usage by alternative intraLATA toll carriers, were partially offset by state regulatory rate orders.

     Long-Distance Service revenues decreased in 1997 due to the effect of the CHCFB discussed above, federal payphone deregulation discussed above and rate reductions due to CPUC price cap orders partially offset by increases in demand resulting from California's growing economy.

     Directory Advertising revenues increased in 1997 due mainly to increased demand at PBDirectory and the publication of books in 1997 that were not published in 1996.

     Other operating revenues increased in 1997 due primarily to revenues from new business initiatives, primarily Internet services and equipment sales at PBMS. Revenues also increased due to demand for nonregulated products and services including voice messaging services.

Operating Expenses

PacBell's operating expenses for 1997 reflect approximately $1.7 billion of charges related to strategic initiatives resulting from a comprehensive review of operations of the merged company, the impact of several regulatory rulings during the second quarter of 1997 (see Note 3 to the Financial Statements), costs incurred for customer number portability since the merger and charges for ongoing merger integration costs. Excluding these charges, PacBell's operating expenses increased $587, or 8.2%, in 1997. Components of total operating expenses including percentage changes from the prior year, are as follows:

-------------------------------------------------------------------------------
                                                                  Percent Change
                                            1997        1996      1997 vs. 1996
--------------------------------------------------------------------------------
Cost of services and products           $  4,218    $  3,713           13.6%
Selling, general and administrative        3,190       1,603           99.0%
Depreciation and amortization              2,021       1,826           10.7%
----------------------------------------------------------------
                                        $  9,429    $  7,142           32.0%
===============================================================================

     Cost of Services and Products reflects charges of $190 in 1997 relating to SBC's strategic initiatives, operational reviews, costs incurred for customer number portability since the merger and ongoing merger integration costs; excluding these charges, expenses increased $315, or 8.5% in 1997. A significant part of this increase was caused by the introduction of PCS operations during 1997. Other major factors contributing to the increase included increases in interconnection costs and employee compensation, including increases related to force additions and contract labor. These increases were partially offset by decreased employee benefit expenses due to conforming of accounting methodologies between PacBell and SBC for pensions and postretirement benefits.

     Selling, General and Administrative expense in 1997 reflects $1,352 of charges relating to SBC's strategic initiatives, operational reviews and ongoing merger integration costs. As discussed in Note 3 to the Financial Statements, the most significant of these charges included the shutdown of ACN, regulatory costs related to the approval of the merger with SBC by California regulators and reorganization initiatives. Excluding these charges, expenses increased $235, or 14.7%, in 1997. Significantly increasing expenses was caused by the introduction of PCS operations during 1997. Other major factors contributing to the increase were due primarily to other business ventures, primarily voice messaging and Internet services, and increases in employee compensation and uncollectibles. These increases were partially offset by a first quarter 1997 $146 settlement gain associated with lump-sum pension payments that exceeded the projected service and interest costs for 1996 retirements and reduced expenses resulting from conforming of accounting methodologies for pensions and postretirement benefits (see Note 3 to the Financial Statements).

     Depreciation and Amortization in 1997 reflects charges totaling $158 to record impairment of plant and intangibles. As discussed in Note 3 to the Financial Statements, the most significant of these impairments related to certain analog switching equipment and cable within commercial buildings. Excluding these charges, depreciation and amortization increased $37, or 2.0% in 1997 due primarily to overall higher plant levels. Reduced depreciation beginning with the second quarter of 1997 on analog switching equipment partially offset this increase.

     Interest Expense increased $98 or 27.0% in 1997 due primarily to increased average debt levels during the year. Also contributing to the increase was interest associated with the second quarter 1997 one-time charges, primarily interest on merger-approval costs.

     Other Income (Expense) - Net increased income by $2 in 1997. Results reflect $36 in charges related to SBC's strategic initiatives, primarily writeoffs of nonoperating plant. These charges were offset by the recognition of investment returns on funds held in trust for deferred compensation and the gain recognized from the sale of PacBell's interest in Bellcore.

     Income Taxes expense decreased $729, or 94.1% in 1997. Income taxes for 1997 reflect the tax effect of charges for strategic initiatives resulting from SBC's comprehensive review of operations of the merged company, the impact of several regulatory rulings during the second quarter of 1997, costs incurred for customer number portability since the merger and charges for ongoing merger integration costs. Excluding these items, income taxes for 1997 were lower due to reduced income before income tax.

     Income taxes paid, net of refunds reflect the impact of reduced tax payments due to merger-related and integration costs incurred and the application of the SBC tax sharing agreement.

     Cumulative Effect of Accounting Changes, as discussed in Note 3 to the Financial Statements, were recorded in the second quarter of 1997, retroactive to January 1, 1997. The changes were to conform accounting methodologies between PacBell and SBC, primarily the adoption of SBC's methodology of amortizing gains and losses on assets held within the pension and postretirement plans. The cumulative after-tax effect of this one-time gain is $342, net of deferred taxes of $238.

     As discussed in Note 1 to the Financial Statements, PBDirectory changed its method of recognizing directory publishing revenues and related expenses effective January 1, 1996. The cumulative after-tax effect of applying the new method to prior years was recognized as of January 1, 1996 as a one-time non-cash gain of $85. Management believes this change to the issue basis method is preferable because it is the method generally followed in the publishing industry, including Southwestern Bell Yellow Pages, a wholly-owned subsidiary of SBC, and better reflects the operating activity of the business. This accounting change is not expected to have a significant effect on net income of future periods.


Operating Environment and Trends of the Business

Regulatory Environment

The telecommunications industry is in transition from a tightly regulated industry overseen by multiple regulatory bodies, to a more incentive-based, market driven industry monitored by state and federal agencies. The Telephone Operations remain subject to regulation by the CPUC for intrastate services and by the FCC for interstate services. The Telephone Operations under price cap regulation may establish and modify prices for some services as long as they do not exceed the price caps and may change prices for some services without regulatory approval.

      Federal Regulation

During 1997, the FCC issued an Access Reform Order restructuring access charges paid for IXCs access to the Telephone Operations' networks. The order raises the flat monthly end user charge for primary business lines, and additional residence and business lines, and lowers the price caps on per minute access charges for interstate long distance carriers. The Access Reform Order, which took effect in January 1998 and other price cap changes which took effect in 1997, are supposed to shift sources of revenue from carriers to end users without changing the total amount of revenue received by the LECs.

The FCC's price cap plan for the LECs provides for changes to be made annually to the price caps for inflation, productivity and changes in other costs. In 1997 the Telephone Operations were ordered to begin using a 6.5% productivity offset, with no sharing. Prior to 1997, there were three productivity offsets, two of which provided for a sharing of profits above a specified earnings level with the Telephone Operations' customers and a higher productivity offset which did not include sharing. The Telephone Operations have elected the higher 5.3% productivity offset without sharing.

With the passage of the Telecom Act, the FCC has been conducting further proceedings in conjunction with access reform to address a number of pricing and productivity issues, and is performing a broader review of price cap regulation in the context of the increasingly more competitive telecommunications environment. The Chairman of the FCC has indicated that the FCC intends to act on these proceedings in 1998. The Telecom Act and FCC actions taken to implement provisions of the Telecom Act are discussed further under the heading "Competitive Environment."

Pursuant to the Telecom Act, the local coin rate in the payphone industry was deregulated by the FCC in October 1997, and LECs were required to remove any direct or indirect subsidy of payphone service from their regulated telecommunications operations. Removal of the subsidy caused the Telephone Operations to raise the local coin rates throughout its operating territory in 1997.

      State Regulation

The CPUC's form of price caps requires the Telephone Operations to submit an annual price cap filing to determine prices for categories of services for each new year. The productivity factor used in calculating price caps has been set equal to the inflation factor for the period 1996-1998. The price cap plan includes a sharing mechanism that requires the Telephone Operations to share its earnings with customers above certain earnings levels but no sharing has occurred under the sharing mechanism. The CPUC includes PBDirectory earnings in the sharing mechanism calculation for the Telephone Operations. In December 1997, the CPUC adopted a decision on the Telephone Operations' 1997 price cap filing resulting in a revenue reduction in 1998 of approximately $86 effective January 1, 1998. The reduction reflects items accrued in the 1997 results of operations, including, among other things, the rate reduction ordered in the CPUC decision approving the SBC/PAC merger and the gain on the sale of the Telephone Operations' interest in Bellcore. Because of the accruals, the order will not materially affect the Telephone Operations' results of operations in 1998.

In an April 1997 ruling, the CPUC reaffirmed that postretirement benefit costs were appropriately recoverable in the Telephone Operations' price cap filings as exogenous costs. In its December 1997 decision, the CPUC continued to allow recovery in 1998 consistent with the amount requested by the Telephone Operations in an October 1997 filing. Concurrent with the approval of recovery for 1998, the CPUC ordered a further proceeding to address procedures and amounts for future recovery.

In May 1997, the FCC adopted new separations rules that shifted recovery of a substantial amount of billing and collection costs to the interstate jurisdiction. The Telephone Operations filed for a waiver of the requirement and were denied the waiver in December 1997. As a result, the Telephone Operations could be required to refund an annualized amount of approximately $21 to customers since July 1997, with refunds commencing in 1999.

In 1996, the CPUC issued an order on universal service and established the CHCFB to subsidize telephone service in California's high cost areas. The estimated $352 cost of the program is expected to be collected from customers of all telecommunications providers who will contribute to the fund through a 2.87% surcharge on all bills for telecommunications services provided in California. The surcharge became effective February 1, 1997 and PacBell collected the surcharge from its customers during 1997; the surcharge will continue in 1998. To maintain revenue neutrality, the Telephone Operations will reduce its revenues dollar for dollar for amounts it will receive from the fund. This reduction will occur through an across the board surcredit on all products and services (except for residential basic exchange services and contracts) or through permanent price reductions for those services that previously subsidized universal service. The Telephone Operations filed to reduce permanently certain toll and access rates. Hearings were held in October 1997, and a decision is expected in the second or third quarter of 1998.

The Telephone Operations expect to receive approximately $305 annually from the CHCFB fund based on CPUC estimates of the cost of providing universal service. The Telephone Operations believe the new program underestimates the cost of providing universal service and that the average cost of providing service is up to 33% higher per line, per month than the CPUC estimate. As a result, subsidies for universal service will remain in the prices for the Telephone Operations' competitive services, which may place it at a competitive disadvantage.

In a 1988 CPUC decision, the Telephone Operations received a rate increase as a result of expensing items that were previously capitalized. The decision required an annual incremental rate reduction of $23, but did not address a termination date for the rate reduction. The Telephone Operations filed an application in 1995 to terminate the rate reductions. With CPUC approval, the Telephone Operations halted rate reductions for 1996, 1997 and 1998, pending the outcome of the hearings. An adverse decision may restore all or some portion of the revenue reductions. The deferred rate reductions are subject to refund plus interest. Revenues subject to refund as of December 31, 1997 were approximately $69 plus interest. The revenues subject to refund are expected to continue to increase at the rate of $23 per year plus interest until the matter is resolved.

In 1992, the Telephone Operations entered into a settlement with tax authorities and others which fixed a specific methodology for valuing utility property for tax purposes for a period of eight years. As a result, the CPUC opened an investigation to determine if any resulting property tax savings should be returned by the Telephone Operations to its customers. Intervenors have asserted that as much as $20 of annual property tax savings should be treated as an exogenous cost reduction in the Telephone Operations' annual price cap filings and that as much as $90 in past property tax savings as of December 31, 1997, plus interest, should be returned to customers. The Telephone Operations believe that, under the CPUC's regulatory framework, any property tax savings qualify only as a component of shareable earnings and not as an exogenous cost. In an interim opinion issued in June 1995, the CPUC ruled in favor of intervenors, but decided to defer a final decision on the matter pending resolution in a separate proceeding of the criteria for exogenous cost treatment under its regulatory framework. To date, the CPUC has taken no further action on the issue.

More than 120 applications for certification to provide competitive local service have been approved by the CPUC, with over 25 more applications pending approval. As a result, the Telephone Operations expect competition to continue to develop for local service, but the financial impacts of this competition cannot be reasonably estimated at this time.

Competitive Environment

Competition continues to increase for telecommunication and information services. Recent changes in legislation and regulation have increased the opportunities for alternative service providers offering telecommunications services. Technological advances have expanded the types and uses of services and products available. As a result, PacBell faces increasing competition in significant portions of its business.

On February 8, 1996, the Telecom Act was enacted into law. The Telecom Act is intended to address various aspects of competition within, and regulation of, the telecommunications industry. The Telecom Act provides that all post-enactment conduct or activities which were subject to the MFJ, are now subject to the provisions of the Telecom Act. In April 1996, the District Court issued its Opinion and Order terminating the MFJ and dismissing all pending motions related to the MFJ as moot. This ruling effectively ended 13 years of RHC regulation under the MFJ. Among other things, the Telecom Act also defines conditions the Telephone Operations must comply with before being permitted to offer interLATA long-distance service and establishes certain terms and conditions intended to promote competition for the Telephone Operations' local exchange services.

Under the Telecom Act, PacBell may immediately offer interLATA long-distance outside California and over its wireless network both inside and outside California. Before being permitted to offer landline interLATA long-distance service in California, PacBell must apply for and obtain state-specific approval from the FCC. The FCC's approval, which involves consultation with the United States Department of Justice and appropriate state commission, requires favorable determinations that the Telephone Operations have entered into interconnection agreement(s) that satisfy a 14-point "competitive checklist" with predominantly facilities-based carrier(s) that serve residential and business customers or, alternatively, that the Telephone Operations have a statement of terms and conditions effective in California under which it offers the "competitive checklist" items. The FCC must also make favorable public interest and structural separation determinations in connection with such applications.

In July 1997, SBC brought suit in the U.S. District Court, seeking a declaration that parts of the Telecom Act are unconstitutional on the grounds that they improperly discriminate against PacBell by imposing restrictions that prohibit PacBell, among others, by name from offering interLATA long-distance and other services that other LECs are free to provide. The suit challenged only those portions of the Telecom Act that exclude PacBell from competing in certain lines of business. On December 31, 1997 the U.S. District Court issued a ruling declaring unconstitutional, among other things, the prohibitions on SBC providing interLATA long-distance in California. If upheld, this ruling is expected to speed competition in the interLATA long-distance markets in California. The FCC and competitor intervenors have sought and received a stay of the decision by the U.S. District Court.

In August 1996, the FCC issued rules by which competitors could connect with the LECs' networks, including those of the Telephone Operations. Among other things, the rules addressed unbundling of network elements, pricing for interconnection and unbundled elements, and resale of retail telecommunications services. The FCC rules were appealed by numerous parties, including SBC.

In July 1997, the United States Court of Appeals for the Eighth Circuit in St. Louis (8th Circuit) held that the FCC did not have authority to promulgate rules related to the pricing of local intrastate telecommunications and that its rules in that regard were invalid. The 8th Circuit also overturned the FCC's rules which allowed competitors to "pick and choose" among the terms and conditions of approved interconnection agreements. In October 1997, the 8th Circuit issued a subsequent decision clarifying that the Telecom Act does not require the incumbent LECs to deliver network elements to competitors in anything other than completely unbundled form.

In September 1997, a number of parties including SBC, filed petitions to enforce the July 1997 ruling of the 8th Circuit that the right to set local exchange prices, including the pricing methodology used, is reserved exclusively to the states. The petitions responded to the FCC's rejection of Ameritech Corporation's interLATA long-distance application in Michigan in which the FCC stated it intended to apply its own pricing standards to RHC interLATA applications. The petitioners asserted the FCC was violating state authority. On January 22, 1998 the 8th Circuit ordered the FCC to abide by the July 1997 ruling and reiterated that the FCC cannot use interLATA long-distance applications made by SBC and other RHC wireline subsidiaries wishing to provide interLATA long-distance to attempt to re-impose the pricing standards ruled invalid in July 1997 by the 8th Circuit. On January 26, 1998, the U.S. Supreme Court agreed to hear all appeals of the July 1997 8th Circuit decision.

The effects of the FCC rules are dependent on many factors including, but not limited to: the ultimate resolution of the pending appeals; the number and nature of competitors requesting interconnection, unbundling or resale; and the results of the state regulatory commissions' review and handling of related matters within their jurisdictions. Accordingly, PacBell is not able to assess the impact of the FCC rules at this time.

      Landline Local Service

Recent state legislative and regulatory developments also allow increased competition for local exchange services. Companies wishing to provide competitive local service have filed numerous applications with the CPUC, and the CPUC has been approving these applications since late 1995. Under the Telecom Act, companies seeking to interconnect to the Telephone Operations' networks and exchange local calls must enter into interconnection agreements with the Telephone Operations. These agreements are then subject to approval by the CPUC. The Telephone Operations have reached approximately 40 interconnection and resale agreements with competitive local service providers, and most have been approved by the CPUC. AT&T and other competitors are reselling the Telephone Operations local exchange services, and as of December 31, 1997, there were more than 200 thousand Telephone Operations' access lines supporting services by resale competitors throughout California. Many competitors have placed facilities in service, and have begun advertising campaigns and offering services.

The CPUC authorized facilities-based local services competition effective January 1996 and resale competition effective March 1996. While the CPUC has established local competition rules and interim prices, several issues still remain to be resolved, including final rates for resale and LEC provisioning and pricing of certain network elements to competitors. In order to provide services to resellers, the Telephone Operations use established operating support systems and has implemented electronic ordering systems and a customer care/billing center. Costs to implement local competition, especially number portability, are substantial. The CPUC has set a schedule to review the Telephone Operations' recovery of its local competition implementation costs incurred since January 1, 1996.

The CPUC has issued orders regarding the implementation of competition in 1997. Some of the key ones include permitting the resale of Centrex services to businesses only, prohibiting aggregation of customers to obtain toll discounts, enforcing optional calling plans retail tariff restrictions on resale, prohibiting sharing of certain Centrex features to route intraLATA calls, adopting no discount on private line resale, ordering resale of voice mail to competitors, and allowing collection of intrastate access charges on unbundled network elements. The CPUC order on resale of voice mail service was stayed and is being reviewed.

As a result of the Telecom Act and conforming interconnection agreements, the Telephone Operations expect increased competitive pressure in 1998 and beyond from multiple providers in various markets including facilities-based Competitive Local Exchange Carriers, IXCs and resellers. At this time management is unable to assess the effect of competition on the industry as a whole, or financially on PacBell, but expects both losses of market share in local service and gains resulting from new business initiatives, vertical services and new service areas.

      Wireless Local Service

In 1993, the FCC adopted an order allocating radio spectrum and licenses for PCS. PCS utilizes wireless telecommunications digital technology at a higher frequency radio spectrum than cellular. Like cellular, it is designed to permit access to a variety of communications services regardless of subscriber location. In an FCC auction, which concluded in March 1995, PCS licenses were awarded in 51 major markets. PAC or affiliates acquired PCS licenses in the MTAs of Los Angeles-San Diego, California and San Francisco-Oakland-San Jose, California. The California licenses cover substantially all of California and Nevada. PBMS is currently operational in all of its major California-Nevada markets.

In November 1996, PBMS conducted an extensive PCS trial in San Diego, California. Service was formally launched in San Diego, California in January 1997, in Las Vegas, Nevada in February 1997, in Sacramento, California in March 1997, in San Francisco in May 1997, in Los Angeles in July 1997 and in
Bakersfield, California in October 1997. The network incorporates the GSM standard which is widely used in Europe. PBMS is selling PCS as an off-the-shelf product in retail stores across California and Nevada. Significant competition exists, particularly from the two established cellular companies in each market.

PacBell also has state approved interconnection agreements to receive reciprocal compensation from IXCs and other LECs accessing its wireless networks in California and Nevada.

Companies granted licenses in MTAs where PBMS also provides service include subsidiaries and affiliates of AT&T, Sprint Corporation and other RHCs. Significant competition from PCS providers exists in PBMS major markets. Competition has been based upon both price and product marketing.

      Long-distance

Competition continues to intensify in the Telephone Operations' intraLATA long-distance markets. It is estimated that providers other than PacBell now serve more than half of the business intraLATA long-distance customers in California.

Since the Telecom Act, PBMS has entered the wireless long-distance markets, and offers wireless long-distance service in all of its wireless service areas.

      Other

In the future, it is likely that additional competitors will emerge in the telecommunications industry. Cable television companies and electric utilities have expressed an interest in, or already are, providing telecommunications services. As a result of recent and prospective mergers and acquisitions within the industry, PacBell may face competition from entities offering both cable TV and telephone services in California. IXCs have been certified to provide local service, and a number of other major carriers have publicly announced their intent to provide local service in certain markets, some of which are in California. Public communications services such as public payphone services will also face increased competition as a result of federal deregulation of the payphone industry.

PacBell is aggressively representing its interests regarding competition before federal and state regulatory bodies, courts, Congress and the California state legislature. PacBell will continue to evaluate the increasingly competitive nature of its business, and develop appropriate competitive, legislative and regulatory strategies.

OTHER BUSINESS MATTERS

Restructuring Reserve In December 1993, PacBell established a reserve to record the incremental cost of force reductions associated with restructuring PacBell's business processes, of $977 in expenses, which impacted net income by $576. This restructuring was expected to allow PacBell to eliminate approximately 10,000 employee positions through 1997, net of approximately 4,000 new positions expected to be created. For the three-year period 1994 through 1996 net force reductions totaled 9,168.

This table sets forth the status and activity of this reserve during the three year period:

----------------------------------------------------------------------
                                          1996     1995       1994
----------------------------------------------------------------------
  Balance - beginning of year         $    219  $   819    $ 1,097
   Charges: cash outlays                  (190)    (381)      (216)
            Non-cash                        64     (219)       (62)
----------------------------------------------------------------------
  Balance - end of year               $     93  $   219    $   819
======================================================================

The remaining 1996 reserve of $93 was used during 1997. As a result of the new initiatives from the merger with SBC, net force changes during 1997 are not meaningful to the restructuring reserve.

Commitments PacBell has purchase commitments of approximately $190 remaining in connection with its previously announced program for deploying an all-digital switching platform with ISDN and SS-7 capabilities.


Local Number Portability/interconnection Over the next few years, the Local Number Portability/Interconnection Over the next few years, the Telephone Operations expect to incur significant capital and software expenditures for customer number portability, which allows customers to switch to local competitors and keep the same phone number, and interconnection. PacBell expects capital costs and expenses associated with customer number portability to total up to $600 on a pre-tax basis over the next four years. Full recovery of customer number portability costs is required under the Telecom Act; however, the FCC has not yet determined when or how those significant costs will be recovered. PacBell has filed a tariff for recovery of these costs. No action has been taken by the FCC on this tariff, pending the issuance of its order on customer number portability. PacBell is unable to predict the likelihood of the FCC permitting the tariffs to become effective. Capital costs and expenses associated with interconnection will vary based on the number of competitors seeking interconnection, the particular markets entered and the number of customers served by those competitors. Accordingly, PacBell is currently unable to reasonably estimate the future costs that will be incurred associated with interconnection.

Year 2000 Costs PacBell currently operates numerous date-sensitive computer applications and systems throughout its business. As the century change approaches, it will be essential for PacBell to ensure that these systems properly recognize the year 2000 and continue to process critical operational and financial information. PacBell has established processes for evaluating and managing the risks and costs associated with preparing its systems and applications for the year 2000 change. Total expenses for this project have been estimated to be less than $100 over the next three years. PacBell expects to substantially complete modifications and incur most of these costs during 1998 to allow for thorough testing before the year 2000.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative Information about Market Risk

--------------------------------------------------------------------------------
                   Foreign Exchange Risk Sensitivity Analysis
--------------------------------------------------------------------------------
                US Dollar Value   Net Underlying   Net Exposed  Foreign Exchange
 December 31,    of Net Foreign      Foreign       Long/Short    Loss from a 10%
     1997           Exchange         Currency       Currency     Depreciation of
(millions of $)    Contracts       Transaction      Position      the US dollar
                                    Exposures
--------------------------------------------------------------------------------
Japanese Yen          142              142             -                  -
--------------------------------------------------------------------------------

The preceding table describes the effects of a change in the value of the Japanese yen as it relates to leases entered into by PBMS. Since the identified exposure is fully covered with forward contracts, changes in the value of the US dollar which affect the value of the underlying foreign currency commitment are fully offset by changes in the value of the foreign currency contract. Were the underlying currency transaction exposure to change, the resulting mismatch would expose the company to currency risk of the foreign exchange contract. For this reason, all contracts are related to firm commitments and matched by maturity and currency.

Qualitative Information about Market Risk

PacBell follows SBC's policy on foreign exchange risk. From time to time SBC is required to make investments, receive dividends, or borrow funds in foreign currency. To maintain the dollar cost of the investment or limit the dollar cost of the funding, SBC will enter into forward foreign exchange contracts. The contracts are used to provide currency at a fixed rate. SBC's policy is to measure the risk of adverse currency fluctuations by calculating the potential dollar losses resulting from changes in exchange rates that have a reasonable probability of occurring. Changes that exceed acceptable loss limits require that SBC cover the exposure. SBC does not speculate in foreign exchange markets, and does not hedge all foreign exchange exposures due to uncertainty in foreign cash flows.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                        Report of Independent Auditors


The Board of Directors
Pacific Bell

We have audited the accompanying consolidated balance sheet of Pacific Bell (a wholly-owned subsidiary of Pacific Telesis Group, a wholly-owned subsidiary of SBC Communications Inc.) as of December 31, 1997, and the related consolidated statements of income, shareowner's equity and cash flows for the year then ended. Our audit also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedules based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pacific Bell at December 31, 1997, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 3 to the consolidated financial statements, in 1997 the Company changed its method of accounting for pensions and postretirement benefits.




                                                ERNST & YOUNG LLP


San Antonio, Texas
February 20, 1998

                        REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Shareowner of Pacific Bell:

We have audited the accompanying consolidated balance sheet of Pacific Bell (a wholly owned subsidiary of the Pacific Telesis Group, which became a wholly owned subsidiary of SBC Communications Inc. effective April 1, 1997) and Subsidiaries (the "Company"), as of December 31, 1996, the related consolidated statements of income, shareowners' equity and cash flows for each of the two years in the period ended December 31, 1996, and the financial statement schedule as of and for the two years ended December 31, 1996. These consolidated financial statements and the financial statement schedule are the responsibility of management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pacific Bell and Subsidiaries as of December 31, 1996, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein as of and for the two years ended December 31, 1996.

As discussed in Note 1 to the Consolidated Financial Statements, the Company's Pacific Bell Directory subsidiary changed its method of recognizing directory publishing revenues and related expenses effective January 1, 1996. As discussed in Note 2 to the Consolidated Financial Statements, the Company discontinued its application of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" in 1995.




                                                COOPERS & LYBRAND L.L.P.

San Francisco, California
February 27, 1997

PACIFIC BELL AND SUBSIDIARIES
-------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF INCOME
Dollars in millions
-------------------------------------------------------------------------------
                                                         1997    1996     1995
-------------------------------------------------------------------------------
Operating Revenues
Local service                                         $ 4,386 $  3,956 $  3,742
Network access:
  Interstate                                            1,714    1,805    1,682
  Intrastate                                              790      718      707
Long-distance service                                   1,182    1,274    1,210
Directory advertising                                   1,125    1,051    1,012
Other                                                     741      642      509
-------------------------------------------------------------------------------
Total operating revenues                                9,938    9,446    8,862
-------------------------------------------------------------------------------

Operating Expenses
Cost of services and products                           4,218    3,713    3,596
Selling, general and administrative                     3,190    1,603    1,512
Depreciation and amortization                           2,021    1,826    1,831
-------------------------------------------------------------------------------
Total operating expenses                                9,429    7,142    6,939
-------------------------------------------------------------------------------
Operating Income                                          509    2,304    1,923
-------------------------------------------------------------------------------

Other Income (Expense)
Interest expense                                         (461)    (363)    (410)
Other income - net                                          6        4       25
-------------------------------------------------------------------------------
Total other income (expense)                             (455)    (359)    (385)
-------------------------------------------------------------------------------
Income Before Income Taxes, Extraordinary Loss
  and Cumulative Effect of Accounting Changes              54    1,945    1,538
-------------------------------------------------------------------------------
Income Taxes                                               46      775      569
-------------------------------------------------------------------------------
Income Before Extraordinary Loss and
  Cumulative Effect of Accounting Changes                   8    1,170      969
-------------------------------------------------------------------------------
Extraordinary Loss from Discontinuance of
  Regulatory Accounting, net of tax                         -        -   (3,360)
-------------------------------------------------------------------------------
Cumulative Effect of Accounting Changes, net of tax       342       85        -
-------------------------------------------------------------------------------
Net Income (Loss)                                     $   350 $  1,255 $ (2,391)
-------------------------------------------------------------------------------
The accompanying notes are an integral part of the financial statements.

PACIFIC BELL AND SUBSIDIARIES
-------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS
Dollars in millions except per share data
-------------------------------------------------------------------------------
                                                              1997        1996
-------------------------------------------------------------------------------
Assets
Current Assets
Cash and cash equivalents                                $     43     $     58
Accounts receivable - net of allowances for
  uncollectibles of $237 and $161                           2,199        2,133
Prepaid expenses                                               54           37
Deferred charges                                               22           45
Deferred income taxes                                         329          119
Other current assets                                           56           37
-------------------------------------------------------------------------------
Total current assets                                        2,703        2,429
-------------------------------------------------------------------------------
Property, Plant and Equipment - at cost                    29,681       28,372
  Less: Accumulated depreciation and amortization          17,606       16,699
-------------------------------------------------------------------------------
Property, Plant and Equipment - Net                        12,075       11,673
-------------------------------------------------------------------------------
Other Assets                                                  725          547
-------------------------------------------------------------------------------
Total Assets                                             $ 15,503     $ 14,649
-------------------------------------------------------------------------------

Liabilities and Shareowner's Equity
Current Liabilities
Debt maturing within one year                            $    716     $    287
Accrued taxes                                                 340           95
Accounts payable and accrued liabilities                    2,955        2,451
-------------------------------------------------------------------------------
Total current liabilities                                   4,011        2,833
-------------------------------------------------------------------------------
Long-Term Debt                                              5,588        5,364
-------------------------------------------------------------------------------

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes                                         952          476
Postemployment benefit obligation                             917          671
Unamortized investment tax credits                            188          236
Other noncurrent liabilities                                  574        1,142
-------------------------------------------------------------------------------
Total deferred credits and other noncurrent                 2,631        2,525
liabilities
-------------------------------------------------------------------------------

Shareowner's Equity
Common shares ($1 par value, 300,000,000 authorized:
issued 224,504,982 at December 31, 1997 and 1996)             225          225
Capital in excess of par value                              5,096        6,100
Retained earnings (deficit)                                (2,048)      (2,398)
-------------------------------------------------------------------------------
Total shareowner's equity                                   3,273        3,927
-------------------------------------------------------------------------------
Total Liabilities and Shareowner's Equity                $ 15,503     $ 14,649
-------------------------------------------------------------------------------
The accompanying notes are an integral part of the financial statements.

PACIFIC BELL AND SUBSIDIARIES
-------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in millions, increase (decrease) in cash and cash equivalents
-------------------------------------------------------------------------------
                                                         1997     1996     1995
-------------------------------------------------------------------------------
Operating Activities
Net income (loss)                                     $   350 $  1,255 $ (2,391)
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
   Depreciation and amortization                        2,021    1,826    1,831
   Provision for uncollectible accounts                   245      167      166
   Amortization of investment tax credits                 (48)     (47)     (52)
   Deferred income taxes                                  158      250       93
   Extraordinary loss, net of tax                           -        -    3,360
   Cumulative effect of accounting change, net of tax    (342)     (85)       -
   Changes in operating assets and liabilities:
     Accounts receivable                                 (312)    (719)    (125)
     Other current assets                                 (13)     294       (2)
     Accounts payable and accrued liabilities             749     (114)    (121)
Other - net                                              (209)    (305)     (98)
-------------------------------------------------------------------------------
Total adjustments                                       2,249    1,267    5,052
-------------------------------------------------------------------------------
Net Cash Provided by Operating Activities               2,599    2,522    2,661
-------------------------------------------------------------------------------

Investing Activities
Construction and capital expenditures                  (2,312)  (2,334)  (1,964)
Dispositions                                               65        -        -
Other                                                     (14)     (29)      19
-------------------------------------------------------------------------------
Net Cash Used in Investing Activities                  (2,261)  (2,363)  (1,945)
-------------------------------------------------------------------------------

Financing Activities
Net change in short-term borrowings with original
  maturities of three months or less                      406     (504)     526
Issuance of other short-term borrowings                   610        -        -
Repayment of other short-term borrowings                 (610)       -        -
Issuance of long-term debt                                253      770        6
Repayment of long-term debt                                (8)      (4)    (501)
Equity received from parent                               156      713      218
Dividends paid                                         (1,160)  (1,151)    (943)
Other                                                       -        7      (16)
--------------------------------------------------------------------------------
Net Cash Used in Financing Activities                    (353)    (169)    (710)
--------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents      (15)     (10)       6
-------------------------------------------------------------------------------
Cash and cash equivalents beginning of year                58       68       62
-------------------------------------------------------------------------------
Cash and Cash Equivalents End of Period               $    43 $     58 $     68
-------------------------------------------------------------------------------
The accompanying notes are an integral part of the financial statements.

PACIFIC BELL AND SUBSIDIARIES
---------------------------------------------------------------------------
STATEMENTS OF SHAREOWNER'S EQUITY
Dollars in millions
---------------------------------------------------------------------------
                                                                 Retained
                                           Common      Paid-in   Earnings
                                            Stock      Surplus   (Deficit)
---------------------------------------------------------------------------
Balance, December 31, 1994               $     225   $   5,169  $     830
Net income (loss)                                -           -     (2,391)
Dividend to shareowner                           -           -       (943)
Equity from parent                               -         218          -
Other                                            -           -          3
---------------------------------------------------------------------------
Balance, December 31, 1995                     225       5,387     (2,501)
---------------------------------------------------------------------------
Net income                                       -           -      1,255
Dividend to shareowner                           -           -     (1,151)
Equity from parent                               -         713          -
Other                                            -           -         (1)
---------------------------------------------------------------------------
Balance, December 31, 1996                     225       6,100     (2,398)
---------------------------------------------------------------------------
Net income                                       -           -        350
Dividend to shareowner                           -      (1,160)         -
Equity from parent                               -         156          -
---------------------------------------------------------------------------
Balance, December 31, 1997               $     225   $   5,096 $   (2,048)
---------------------------------------------------------------------------
The accompanying notes are an integral part of the financial statements.

Dollars in millions

NOTES TO FINANCIAL STATEMENTS
Dollars in millions

1.  Summary of Significant Accounting Policies

    Basis of Presentation - The consolidated financial statements include the accounts of Pacific Bell (PacBell, which includes its subsidiaries). PacBell is a wholly-owned subsidiary of Pacific Telesis Group (PAC), a wholly-owned subsidiary of SBC Communications Inc. (SBC). PacBell operates predominantly in the telecommunications services industry in California and Nevada, providing landline services in California and wireless services and equipment in California and Nevada, and directory advertising services.

    PacBell provides telephone operations (Telephone Operations) and has several subsidiaries including Pacific Bell Directory (PBDirectory), Pacific Bell Information Services (PBIS), Pacific Bell Mobile Services (PBMS), Pacific Bell Internet Services (PBI), Pacific Bell Network Integration (PBNI), and others.

    All   significant   intercompany   transactions   are   eliminated   in  the
    consolidation process.

    Certain amounts in prior period financial statements have been reclassified to conform to the current year's presentation.

    The preparation of financial statements in conformity with generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

    Income Taxes - PacBell is included in SBC's consolidated federal income tax return. Federal income taxes are provided for in accordance with the provisions of the Tax Allocation Agreement (SBC Tax Agreement) between PacBell and SBC. In general, PacBell's income tax provision under the SBC Tax Agreement reflects the financial consequences of income, deductions and credits which can be utilized on a separate return basis or in consolidation with SBC and which are assured of realization.

    Deferred income taxes are provided for temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes.

    Investment tax credits earned prior to their repeal by the Tax Reform Act of 1986 are amortized as reductions in income tax expense over the lives of the assets which gave rise to the credits.

    Cash Equivalents - Cash equivalents include all highly liquid investments with original maturities of three months or less.

    Deferred Charges - Directory advertising costs are deferred until the directory is published and advertising revenues related to these costs are recognized.

    Directory Accounting Change - Prior to January 1, 1996, PBDirectory recognized revenues and expenses related to publishing directories in
    California  using  the  "amortization"  method,  under  which  revenues  and expenses were recognized over the lives of the directories, generally one year. Effective January 1, 1996, PBDirectory changed to the "issue basis" method of accounting which recognizes the revenues and expenses at the time the related directory is published. The change in methodology was made because the issue basis method is generally followed in the publishing industry, including Southwestern Bell Yellow Pages, a wholly-owned subsidiary of SBC, and better reflects the operating activity of the business.

    The cumulative after-tax effect of applying the change in method to prior years is recognized as of January 1, 1996 as a one-time, non-cash gain of $85. The gain is net of deferred taxes of $58. Had the current method been applied during 1995, income before extraordinary loss and accounting change would not have been materially affected.

    Property, Plant and Equipment - Property, plant and equipment is stated at cost. The cost of additions and substantial betterments of property, plant and equipment is capitalized. The cost of maintenance and repairs of property, plant and equipment is charged to operating expenses. Property, plant and equipment is depreciated using straight-line methods over their estimated economic lives, generally ranging from 3 to 50 years. Prior to the discontinuance of regulatory accounting in the third quarter of 1995, PacBell computed depreciation using certain straight-line methods and rates as prescribed by regulators. In accordance with composite group depreciation methodology, when a portion of PacBell's depreciable property, plant and equipment is retired in the ordinary course of business, the gross book value is charged to accumulated depreciation; no gain or loss is recognized on the disposition of this plant.

    Software Costs - The costs of computer software purchased or developed for internal use are expensed as incurred. However, initial operating system software costs are capitalized and amortized over the lives of the associated hardware.

    Advertising Costs - Costs for advertising products and services or corporate image are expensed as incurred.

    Derivative   Financial   Instruments  -  PacBell  does  not  invest  in  any
    derivatives for trading purposes. From time to time PacBell invests in immaterial amounts of foreign currency forward exchange contracts in order to manage exposure to changes in foreign currency rates. Amounts related to derivative contracts are recorded using the hedge accounting approach. PacBell currently does not recognize the fair values of these derivative financial investments or their changes in fair value in its financial statements. At December 31, 1997, PacBell's forward exchange contracts related to leases entered into by PBMS.

2.  Discontinuance of Regulatory Accounting

    In the third quarter of 1995, PacBell discontinued its application of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation," (FAS 71). FAS 71 requires depreciation of telephone plant using lives set by regulators which are generally longer than those established by unregulated companies, and deferral of certain costs and obligations based on regulatory actions (regulatory assets and liabilities). As a result of competition, management determined that PacBell no longer met the criteria for application of FAS 71.

    Upon discontinuance of FAS 71, PacBell recorded a non-cash, extraordinary charge to net income of $3,360 (after a net deferred tax benefit of $2,421). This charge is comprised of an after-tax charge of $2,842 to reduce the net carrying value of telephone plant, and an after-tax charge of $518 for the elimination of net regulatory assets. The components of the charge are as follows:

     --------------------------------------------------------------------------
                                                         Pre-tax     After-tax
     --------------------------------------------------------------------------
     Increase telephone plant accumulated depreciation  $  4,819    $  2,842
     Elimination of net regulatory assets                    962         518
     --------------------------------------------------------------------------
     Total                                             $   5,781    $  3,360
     ==========================================================================

    The increase in accumulated depreciation of $4,819 reflected the effects of adopting depreciable lives for PacBell's plant categories which more closely reflect the economic and technological lives of the plant. The adjustment was supported by a discounted cash flow analysis that estimated amounts of telephone plant that may not be recoverable from future discounted cash flows. These analyses included consideration of the effects of anticipated competition and technological changes on plant lives and revenues.

    Following is a comparison of new lives to those prescribed by regulators for selected plant categories:

     -------------------------------------------------------------------------
                                                    Average Lives (in Years)
     -------------------------------------------------------------------------
                                                    Regulator-    Estimated
                                                    Prescribed     Economic
     -------------------------------------------------------------------------
     Digital switch                                     17            10
     Digital circuit                                  10-12           8
     Copper cable                                     19-26           14
     Fiber cable                                      28-30           20
     Conduit                                            59            50
     -------------------------------------------------------------------------

    The discontinuance of FAS 71 for external financial reporting purposes also required the elimination of net regulatory assets of $962. Regulatory assets and liabilities are related primarily to accounting policies used by regulators in the ratemaking process which are different from those used by non-regulated companies. The differences arose predominantly in the accounting for income taxes, deferred compensated absences, pension costs and debt redemption costs. These items were required to be eliminated with the discontinuance of accounting under FAS 71. PacBell accounting and reporting for regulatory purposes are not affected by the discontinuance of FAS 71 for external financial reporting purposes.

    With the discontinuance of FAS 71, PacBell began accounting for interest on funds borrowed to finance construction as an increase in property, plant and equipment and a reduction of interest expense. Under the provisions of FAS 71, PacBell capitalized both interest and equity costs allowed by regulators during periods of construction as other income and as an addition to the cost of plant constructed. Additionally, PacBell began accounting for pension costs under Statement of Financial Accounting Standards No. 87, "Employers' Accounting for Pensions," (FAS 87) and Statement of Financial Accounting Standards No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits" (FAS 88).

3.  Merger of SBC and PAC

    On April 1, 1997, SBC and PAC completed the merger of an SBC subsidiary with PAC, in a transaction in which each outstanding share of PAC common stock was exchanged for 1.4629 shares of SBC common stock (equivalent to approximately 626 million shares; both the exchange ratio and shares issued have been restated to reflect SBC's two-for-one stock split, effected in the form of a stock dividend, declared January 30, 1998 with a record date of February 20, 1998 and distribution date of March 19, 1998). With the merger, PAC became a wholly-owned subsidiary of SBC. The transaction was accounted for by SBC as a pooling of interests and a tax-free reorganization.

    Conforming accounting changes and merger transaction costs PacBell's results include merger transaction costs and the effects of changes to conform accounting methodologies between SBC and PacBell for, among other items, pensions and postretirement benefits. These changes were recorded by PacBell in the second quarter of 1997, retroactive to January 1, 1997, as a cumulative effect of accounting changes of $342 net of deferred taxes of $238, and increased income before income taxes and cumulative effect of accounting changes and net income for 1997 by $77 and $45. Had these changes been adopted January 1, 1996 and 1995 they would have increased income before income taxes and cumulative effect of accounting changes by $142 and $79 and net income by $84 and $47. The changes in accounting for pension and postretirement benefits were to adopt SBC's methodology of amortizing gains and losses on assets held within those benefit plans. Among other costs relating to the close of the merger, PacBell recorded the present value of amounts to be returned to California ratepayers as a condition of the merger of $276 ($173 net of tax).

    Post-merger  initiatives
    During the second quarter of 1997, PacBell recorded after-tax charges of $943 related to SBC's June 19, 1997 announcement of several strategic decisions resulting from the merger integration process that began with the April 1 closing of the SBC/PAC merger, which included $107 ($65 after tax) of charges related to several regulatory rulings during the second quarter of 1997 and $276 ($173 after tax) for merger approval costs. The decisions resulted from an extensive review of operations throughout the merged company and include significant integration of operations and consolidation of some administrative and support functions. Following is a discussion of the most significant of these charges.

    Reorganization - SBC is centralizing several key functions that will support the Telephone Operations and two other SBC subsidiaries, Nevada Bell and Southwestern Bell Telephone Company (SWBell), including network planning, strategic marketing and procurement. It is also consolidating a number of corporate-wide support activities, including research and development, information technology, financial transaction processing and real estate management. PacBell, Nevada Bell and SWBell will continue as separate legal entities. These initiatives will result in the creation of some jobs and the elimination and realignment of others, with many of the affected employees changing job responsibilities and in some cases assuming positions in other locations.

    PacBell recognized a charge of approximately $154 ($97 net of tax) during the second quarter of 1997 in connection with these initiatives. This charge was comprised mainly of postemployment benefits, primarily related to severance, and costs associated with closing down duplicate operations, primarily contract cancellations. Other charges arising out of the merger related to relocation, retraining and other effects of consolidating certain operations are being recognized in the periods those charges are incurred. During the second half of 1997, PacBell incurred $252 ($149 net of tax) of merger-related charges.

    Impairments/asset valuation - As a result of SBC's merger integration plans, strategic review of domestic operations and organizational alignments, PacBell reviewed the carrying values of related long-lived assets. This review included estimating remaining useful lives and cash flows and identifying assets to be abandoned. Where this review indicated impairment, discounted cash flows related to those assets were analyzed to determine the amount of the impairment. As a result of these reviews, PacBell wrote off some assets and recognized impairments to the value of other assets with a combined charge of $416 ($262 after tax) recorded in the second quarter of 1997. These impairments and write-offs related to certain analog switching equipment, selected wireless equipment, duplicate or obsolete equipment, cable within commercial buildings and certain nonoperating plant and other assets.

    Video curtailment/purchase commitments - SBC also announced that it is scaling back its limited direct investment in video services. As part of this curtailment, PacBell halted construction on the Advanced Communications Network (ACN). As part of an agreement with the ACN vendor, PacBell paid the liabilities of the ACN trust that owned and financed ACN construction, incurred costs to shut down all construction previously conducted under the trust and received certain consideration from the vendor. In the second quarter of 1997, PacBell recognized its net expense of $553 ($346 after tax) associated with these activities.

4.  Property, Plant and Equipment

    Property, plant and equipment, which is stated at cost, is summarized as follows at December 31:
     --------------------------------------------------------------------------
                                                           1997          1996
     --------------------------------------------------------------------------
     Property, plant and equipment
        In service                                     $  28,886     $  27,075
        Under construction                                   795         1,297
     --------------------------------------------------------------------------
                                                          29,681        28,372
     Accumulated depreciation and amortization           (17,606)      (16,699)
     --------------------------------------------------------------------------
     Property, plant and equipment-net                 $  12,075     $  11,673
     ==========================================================================

    PacBell's depreciation expense as a percentage of average depreciable plant was 7.3% for 1997, 6.9% for 1996 and 7.1% for 1995.

5.  Leases

    Certain facilities and equipment used in operations are under operating or capital leases. Rental expenses under operating leases for 1997, 1996 and 1995 were $158, $138 and $84. At December 31, 1997, the aggregate minimum rental commitments under noncancelable leases were as follows:

    ---------------------------------------------------------------------------
                                                       Operating      Capital
    Year                                                Leases         Leases
    ----------------------------------------------------------------------------
    1998                                            $     37       $     38
    1999                                                  34             40
    2000                                                  31             42
    2001                                                  27             45
    2002                                                  19             46
    Thereafter                                            37            123
    =============================================================
    Total Minimum Lease Payments                    $    185            334
    =============================================================
    Amount representing interest                                        (47)
    ---------------------------------------------------------------------------
    Present value of minimum lease payments                        $    287
    ===========================================================================

6.  Debt

    Long-term debt, including interest rates and maturities, is summarized as follows at December 31:
    ----------------------------------------------------------------------------
                                                          1997           1996
    ----------------------------------------------------------------------------
    Debentures
      4.62%-5.88%     1999-2006                       $    475      $     475
      6.00%-6.88%     2002-2034                          1,194          1,194
      7.12%-7.75%     2008-2043                          2,250          2,150
      8.50%           2031                                 225            225
    --------------------------------------------------------------------------
                                                         4,144          4,044
    Unamortized discount--net of premium                   (89)           (89)
    ----------------------------------------------------------------------------
    Total debentures                                     4,055          3,955
    ----------------------------------------------------------------------------
    Notes
      6.25%-8.70%     2001-2009                          1,300          1,150
    Unamortized discount                                   (18)           (18)
    ----------------------------------------------------------------------------
    Total notes                                          1,282          1,132
    ----------------------------------------------------------------------------
    Capitalized leases                                     287            291
    ----------------------------------------------------------------------------
    Total long-term debt, including current maturities   5,624          5,378
    Current maturities                                     (36)           (14)
    ----------------------------------------------------------------------------
    Total long-term debt                              $  5,588      $   5,364
    ============================================================================

    In February 1998, PacBell called $175 of debentures and notes. Estimated net income impact from unamortized discounts and call premiums is approximately $(2). During 1995, PacBell refinanced long-term debentures. Costs of $18 associated with refinancing are included in other income (expense) - net, with related income tax benefits of $7 included in income taxes, in PacBell's Consolidated Statements of Income.

    At December 31, 1997, the aggregate principal amounts of long-term debt scheduled for repayment for the years 1998 through 2002 were $36, $138, $166, $241 and $468. As of December 31, 1997, PacBell was in compliance with all covenants and conditions of instruments governing its debt.

    Debt maturing within one year consists of the following at December 31:
    ----------------------------------------------------------------------------
                                                         1997         1996
    ----------------------------------------------------------------------------
    Commercial paper                                   $      -     $    200
    Intercompany loans                                      680           73
    Current maturities of long-term debt                     36           14
    ============================================================================
    Total                                              $    716     $    287
    ============================================================================

    The weighted average interest rate on debt maturing with one year, excluding current maturities of long-term debt, at December 31, 1997 and 1996 was 6.0% and 6.64%.

7.  Financial Instruments

    The carrying amounts and estimated fair values of PacBell's long-term debt, including current maturities, are summarized as follows at December 31:
    ----------------------------------------------------------------------------
                                                 1997               1996
    ----------------------------------------------------------------------------
                                           Carrying   Fair    Carrying   Fair
                                            Amount    Value    Amount    Value
    ----------------------------------------------------------------------------
    Debentures                              $4,055   $4,337    $3,955   $3,917
    Notes                                    1,282    1,342     1,132    1,171
    ----------------------------------------------------------------------------

    The fair values of PacBell's long-term debt were estimated based on quoted market prices, where available, or on the net present value method of expected future cash flows using current interest rates. The carrying amounts of commercial paper debt approximated fair values.

    PacBell does not hold or issue any financial instruments for trading purposes. PacBell's cash equivalents are recorded at cost. The carrying amounts of cash and cash equivalents and customer deposits approximate fair values.

8.  Income Taxes

    Significant components of PacBell's deferred tax assets and liabilities are as follows at December 31:
    ----------------------------------------------------------------------------
                                                             1997      1996
    ----------------------------------------------------------------------------
    Deferred tax (assets)/liabilities due to:
    Depreciation and amortization                        $      962  $      947
    Employee benefits                                          (138)       (420)
    Unamortized investment tax credits                          (82)        (99)
    Other, net                                                 (286)       (357)
    ----------------------------------------------------------------------------
    Net deferred tax liabilities                         $      456  $       71
    ----------------------------------------------------------------------------
    Amounts recorded in consolidated balance sheets:
    Deferred tax assets*                                 $      329  $      405
    ============================================================================
    Deferred tax liabilities*                            $      785  $      476
    ============================================================================

    * Reflects reclassification of certain current and noncurrent amounts by federal and state tax jurisdictions to a net presentation. Amounts include both current and noncurrent portions.

    As a result of implementing Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" in 1993, PacBell recorded a net reduction in its deferred tax liability. This reduction was substantially offset by the establishment of a net regulatory liability, which was eliminated with the discontinued application of FAS 71 in September 1995 (see Note 2).

    The components of income tax expense (benefit) are as follows:
    ----------------------------------------------------------------------------
                                                  1997        1996         1995
    ----------------------------------------------------------------------------
    Federal
     Current                                  $    (46)   $    442    $    406
     Deferred-net                                  142         184          66
     Amortization of investment tax credits        (48)        (47)        (52)
    ----------------------------------------------------------------------------
                                                    48         579         420
    ----------------------------------------------------------------------------
    State and local
     Current                                       (18)        130         122
     Deferred-net                                   16          66          27
    ----------------------------------------------------------------------------
                                                    (2)        196         149
    ----------------------------------------------------------------------------
    Total                                     $     46    $    775    $    569
    ============================================================================

    A reconciliation of income tax expense and the amount computed by applying the statutory federal income tax rate (35%) to income before income taxes, extraordinary loss and cumulative effect of changes in accounting principles is as follows:

    -------------------------------------------------------------------------------
                                                   1997       1996        1995
    -------------------------------------------------------------------------------
    Taxes computed at federal statutory rate       $     19   $    681   $    538
    Increases (decreases) in taxes resulting from:
     Amortization of investment tax credits
     over the life of the plant that gave rise          (31)       (31)       (52)
     to the credits
    Excess deferred taxes due to rate change              -          -        (45)
    Depreciation of telephone plant
     construction costs previously deducted
     for tax purposes-net                                 -          -         32
    State and local income taxes-net of                  (1)       127         97
     federal tax benefit
    1997 implementation of the SBC Tax                   56          -          -
     Agreement
    Other-net                                             3         (2)        (1)
    -------------------------------------------------------------------------------
    Total                                          $     46   $    775   $    569
    ===============================================================================

9.  Employee Benefits

    Pensions - Substantially all employees of PacBell are covered by noncontributory defined pension and death benefit plans, as defined by PAC and sponsored by SBC. The pension benefit formula used in the determination of pension cost for nonmanagement employees is based on a flat dollar amount per year of service according to job classification. For managers, benefits accrue in separate account balances based on a fixed percentage of each employee's monthly salary with interest, or are determined based upon a stated percentage of adjusted career income.

    PacBell's objective in funding the plans, in combination with the standards of the Employee Retirement Income Security Act of 1974 (as amended), is to accumulate funds sufficient to meet its benefit obligations to employees upon their retirement. Contributions to the plans are made to a trust for the benefit of plan participants. Plan assets consist primarily of stocks, U.S. government and domestic corporate bonds, index funds and real estate.

    Significant assumptions used by SBC in developing pension information include:
    ----------------------------------------------------------------------------
                                                  1997        1996        1995
    ----------------------------------------------------------------------------
    Discount rate for determining projected       7.25%       7.5%        7.25%
        benefit obligation
    Long-term rate of return on plan assets       8.5%        9.0%        9.0%
    Composite rate of compensation increase       4.3%        4.0%        4.0%
    ----------------------------------------------------------------------------

    GAAP require certain disclosures to be made of components of net periodic pension cost for the period and a reconciliation of the funded status of the plans with amounts reported in the balance sheets. Since the funded status of plan assets and obligations relates to the plans as a whole, which are sponsored by SBC, this information is not presented for PacBell. PacBell recognized pension cost (benefit) for 1997, 1996 and 1995 of $(246), $(174) and $76. As of December 31, 1997, the amount of PacBell's cumulative amount of contributions recognized in excess of its pension cost made to the trust were $395 and as of December 31, 1996, the cumulative amount of pension cost recognized in excess of its cumulative contributions made to the trust were $814.

    During 1997, the significant amount of lump sum pension payments resulted in a partial settlement of PacBell's pension plans. In accordance with FAS 88, net settlement gains in the amount of $286 were recognized in 1997. Of this amount, $146 was recognized in the first quarter of 1997 and related primarily to managers who terminated employment in 1996. These gains are not included in the net pension benefit presented above.

    Postretirement Benefits - Under PAC's benefit plans, PacBell provides certain medical, dental and life insurance benefits to substantially all retired employees and their dependents under various plans and accrues actuarially determined postretirement benefit costs as active employees earn these benefits. Employees retiring after certain dates will pay a share of the costs of medical coverage that exceeds a defined dollar medical cap. Such future cost sharing provisions have been reflected in determining PacBell's postretirement benefit costs.

    GAAP require certain disclosures to be made of components of net periodic postretirement benefit cost and a reconciliation of the funded status of the plans to amounts reported in the balance sheets. Since the funded status of assets and obligations relates to the plans as a whole, this information is not presented for PacBell. In addition, at the time of adoption of Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," PacBell elected to amortize its transition benefit obligation (TBO) over 20 years. PacBell recognized amortization of the TBO was $95 in 1997, 1996 and 1995. PacBell recognized postretirement benefit cost for 1997, 1996 and 1995 of $260, $257 and $327. At December 31, 1997 and 1996, the amount included in the Consolidated Balance Sheets for accrued postretirement benefit obligation was $613 and $568. Significant assumptions for the discount rate, long-term rate of return on plan assets and composite rate of compensation increase used by SBC, in developing the accumulated postretirement benefit, were the same as those used in developing the pension information.

    PAC maintains Voluntary Employee Beneficiary Association (VEBA) trusts to fund postretirement benefits. During 1997 and 1996, PAC contributed $295 and $129 into the VEBA trusts to be ultimately used for the payment of postretirement benefits. Assets consist principally of stocks and U.S. government and corporate bonds.

    The assumed medical cost trend rate in 1998 is 7.5%, decreasing gradually to 5.5% in 2002 prior to adjustment for cost-sharing provisions of the plan for active and certain recently retired employees. The assumed dental cost trend rate in 1998 is 6.0%, reducing to 5.0% in 2002. Raising the annual medical and dental cost trend rates by one percentage point increases the net periodic postretirement benefit cost for the year ended December 31, 1997 by approximately 8%.

    Postemployment Benefits - Under PAC's benefit plans, PacBell provides employees varying levels of severance pay, disability pay, workers' compensation and medical benefits under specified circumstances and accrues these postemployment benefits at the occurrence of an event that renders an employee inactive or, if the benefits ratably vest, over the vesting period.

    Savings Plans - Substantially all employees are eligible to participate in contributory savings plans defined by PAC and sponsored by SBC. Under the savings plans, PacBell matches a stated percentage of eligible employee contributions, subject to a specified ceiling.

10. Stock Option Plans

    Management employees of PacBell participate in various stock option plans sponsored by SBC. Options issued through December 31, 1997 carry exercise prices equal to the market price of the stock at the date of grant and have maximum terms ranging from five to ten years. Depending upon the plan, vesting of options occurs up to four years from the date of grant. Up to 156 million shares may be issued to SBC employees under these plans.

    In 1996, PacBell elected to continue measuring compensation cost for these plans using the intrinsic value-based method of accounting prescribed in the Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" (FAS 123). Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation cost for stock option plans been recognized using the fair-value based method of accounting at the date of grant for awards in 1997 and 1996 as defined by FAS 123, PacBell's net income would have been $336 and $1,254.

    For purposes of these pro forma disclosures, the estimated fair value of the options granted after 1994 is amortized to expense over the options' vesting period. Because most employee options vest over a two to three year period, these disclosures will not be indicative of future pro forma amounts until the FAS 123 rules are applied to all outstanding non-vested awards. SBC estimates the fair value of stock options at the date of grant, using a Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1997 and 1996: risk-free interest rate of 6.57% and 6.26%; dividend yield of 2.99% and 4.92%; expected volatility factor of 15% and 18%; and expected option life of 5.8 and 4.7 years. As options are exercisable in SBC common stock, separate assumptions are not developed for subsidiaries of SBC.

    FAS 123 requires certain disclosures to be made about the outstanding and exercisable options, option activity, weighted average exercise price per option and option exercise price range for each income statement period. Since the stock option activity relates only to SBC's shareowners' equity, this information in not presented for PacBell.

11. Additional Financial Information

    ----------------------------------------------------------------------------
                                                                December 31,
                                                         -----------------------
    Balance Sheets                                           1997         1996
    ----------------------------------------------------------------------------
    Accounts payable and accrued liabilities
       Accounts payable                                  $  1,797     $  1,543
       Advance billing and customer deposits                  303          253
       Compensated future absences                            279          258
       Accrued interest                                       147          131
       Accrued payroll                                         84           55
       Other                                                  345          211
    ============================================================================
    Total                                                $  2,955     $  2,451
    ============================================================================

    ----------------------------------------------------------------------------
    Statements of Income                       1997          1996         1995
    ----------------------------------------------------------------------------
    Interest expense incurred              $    518      $    411     $    421
    Capitalized interest                        (57)          (48)         (11)
    ----------------------------------------------------------------------------
    Total interest expense                 $    461      $    363     $    410
    ============================================================================
    Allowance for funds used during
     construction                                 -             -     $     36
    ============================================================================

    ----------------------------------------------------------------------------
    Statements of Cash Flows                   1997          1996         1995
    ----------------------------------------------------------------------------
    Cash paid during the year for:
       Interest                            $    445      $    352     $    417
       Income taxes, net of refunds        $   (359)     $    574     $    550
    ----------------------------------------------------------------------------

    No customer accounted for more than 10% of PacBell's consolidated revenues in 1997 and 1996. Approximately 10% of PacBell's 1995 consolidated revenues were from services provided to AT&T Corp.

    Approximately 70% of PacBell's employees are represented by the Communications Workers of America (CWA). A three-year contract and a 20 month contract were negotiated between the CWA and PacBell, effective in August 1995 and December 1996. PBDirectory also is scheduled to negotiate new contracts with the International Brotherhood of Electrical Workers in 1998. These contracts will be subject to renegotiation in mid-1998.

12. Quarterly Financial Information (Unaudited)

    -------------------------------------------------------------------------------
      Calendar      Total Operating      Operating Income
      Quarter          Revenues               (Loss)           Net Income (Loss)
                     --------------------------------------------------------------
                        1997       1996      1997      1996       1997       1996
    -------------------------------------------------------------------------------
    First  (2)      $  2,489   $  2,327   $   714   $   605    $   715    $   393
    Second (1)         2,354      2,364      (860)      629       (647)       314
    Third              2,481      2,315       423       530        195        262
    Fourth             2,614      2,440       232       540         87        286
    ===============================================================================
    Annual (2)      $  9,938   $  9,446   $   509   $ 2,304    $   350    $ 1,255
    ===============================================================================

    (1) Includes after-tax charges of $943 of second quarter charges related to post-merger initiatives (see Note 3) and customer number portability, $19 and $194 of third and fourth quarter merger integration costs and customer number portability and $18 fourth quarter gain on sale of PacBell's interest in Bell Communications Research, Inc.

    (2) 1996 Net Income amounts reflect a cumulative effect of accounting change of
        $85 from change in accounting for directory operations (see Note 1).
        1997 Net Income amounts reflect a cumulative effect of accounting change of
        $342 for merger conforming adjustments, primarily related to pensions and postretirement benefits (see Note 3).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective April 1, 1997, Coopers & Lybrand L.L.P were replaced with Ernst & Young LLP, however Coopers & Lybrand had been engaged to perform a review, as defined by the American Institute of Certified Public Accountants standards, of the March 31, 1997 interim financial statements of Pacific Bell.

No disagreements with accountants on any accounting or financial disclosure matters occurred during the period covered by this report.



                                    PART III


ITEMS 10 THROUGH 13.

Omitted pursuant to General Instruction I(2).




                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  Documents filed as a part of the report:                             Page

     (1) Report of Independent Auditors...................................
         Financial Statements Covered by Report of Independent Auditors:
         Statements of Income.............................................
         Balance Sheets...................................................
         Statements of Cash Flows.........................................
         Statements of Shareowner's Equity................................
         Notes to the Financial Statements................................

     (2) Financial Statement Schedules:
         II - Valuation and Qualifying Accounts...........................

     Financial statement schedules other than those listed above have been omitted because the required information is contained in the financial statements and notes thereto, or because such schedules are not required or applicable.

     (3) Exhibits:


 Exhibit
 Number
     4 Pursuant to Regulation S-K, Item 601(b)(4)(iii)(A), no instrument that defines the rights of holders of long-term debt of the registrant is filed herewith. Pursuant to this regulation, the registrant hereby agrees to furnish a copy of any such instrument to the SEC upon request.

     12     Computation of Ratios of Earnings to Fixed Charges.

     23a    Consent of Ernst & Young LLP.

     23b    Consent of Coopers & Lybrand L.L.P.

     24     Powers of Attorney.

     27     Financial Data Schedule.

(b)  Reports on Form 8-K:

     On October 22, 1997, PacBell filed a Current Report on Form 8-K, reporting on Item 5. Other Events. The Report contained selected PacBell financial statement information for three-month and nine-month periods ended September 30, 1997 and 1996.

     On October 23, 1997, Pacific Bell (PacBell) filed a Current Report on Form 8-K, reporting on Item 5. Other Events and Item 7. Financial Statements and Exhibits. The Report discussed a pending California Public Utilities Commission (CPUC) case regarding charging of cross-connect charges. Also exhibits were filed related to up to $1,750,000 Medium Term Notes, Series D, Due Nine Months or More from Date of Issue.

     On November 7, 1997, PacBell filed a current Report on Form 8-K, reporting on Item 5. Other Events In the Report, PacBell indicated that the CPUC ordered PacBell to refund cross-connect charges dating from 1993.

     On November 7, 1997, PacBell filed a Current Report on Form 8-K, reporting on Item 7. Financial Statements and Exhibits. The Report contained exhibits related to PacBell's issuance of $150 million of 6 5/8% Notes due November 1, 2009 and $100 million of 7 1/4% Debentures due November 1, 2027.


                                          PACIFIC BELL AND SUBSIDIARIES
                                    SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                             Allowance for Uncollectibles
                                                  Dollars in Millions

---------------------------------------------------------------------------------------------------------------------
                 COL. A                       COL. B                 COL. C                 COL. D        COL. E
---------------------------------------------------------------------------------------------------------------------
                                                                   Additions
                                                         -------------------------------
                                                               (1)            (2)
                                                                            Charged
                                            Balance at       Charged        to Other                      Balance
                                           Beginning of   to Costs and      Accounts      Deductions     at End of
               Description                    Period      Expenses (a)     -Note (b)      -Note (c)       Period
---------------------------------------------------------------------------------------------------------------------
  Year 1997..............................   $ 161            245             256             425           $ 237
  Year 1996..............................   $ 131            129             216             315           $ 161
  Year 1995..............................   $ 132            166             147             314           $ 131

(a)   Provision for uncollectibles as stated in the Consolidated Statements of Income includes certain direct write-offs which were not reflected in this account.

(b)   Amounts previously written off which were credited directly to this account when recovered.

(c)  Amounts written off as uncollectible.

                                          PACIFIC BELL AND SUBSIDIARIES
                                    SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                               Reserve for Restructuring
                                                  Dollars in Millions

---------------------------------------------------------------------------------------------------------------------
                 COL. A                       COL. B                 COL. C                 COL. D        COL. E
---------------------------------------------------------------------------------------------------------------------
                                                                   Additions
                                                         -------------------------------
                                                               (1)            (2)
                                                                            Charged
                                            Balance at       Charged        to Other                      Balance
                                           Beginning of   to Costs and      Accounts      Deductions     at End of
               Description                    Period        Expenses         -Note        -Note (a)       Period
---------------------------------------------------------------------------------------------------------------------
  Year 1997..............................   $  93              -               -              93           $   -
  Year 1996..............................   $ 219              -               -             126           $  93
  Year 1995..............................   $ 819              -               -             600           $ 219

(a) The 1996 and 1995 amounts reflect $(64), and $219 of costs, respectively, for enhanced retirement benefits paid from pension fund assets which do not require current outlays of the Company's funds. The 1996 reversal of $64 resulted from revised estimates of these retirement costs.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 11th day of March 1998.

                                       PACIFIC BELL


                                       By: /s/ Robert B. Pickering
                                       (Robert B. Pickering
                                       Vice President and Chief Financial
                                       Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Principal Executive Officer:
    Edward A. Mueller*
    President and Chief
    Executive Officer

Principal Financial and
 Accounting Officer:
    Robert B. Pickering
    Vice President and Chief Financial
    Officer
                                       /s/ Robert B. Pickering
Directors:                             (Robert B. Pickering, as attorney-in-fact
                                       and on his own behalf as Principal
    Royce S. Caldwell*                 Financial Officer and Principal
    Cassandra C. Carr*                 Accounting Officer)
    William E. Dreyer*
    James D. Ellis*                    March 11, 1998
    Charles E. Foster*
    Donald E. Kiernan*
    Edward A. Mueller*
    T. Michael Payne*








* by power of attorney

                                  EXHIBIT INDEX


 Exhibit
 Number

4 Pursuant to Regulation S-K, Item 601(b)(4)(iii)(A), no instrument that defines the rights of holders of long-term debt of the registrant is filed herewith. Pursuant to this regulation, the registrant hereby agrees to furnish a copy of any such instrument to the SEC upon request.

12   Computation of Ratios of Earnings to Fixed Charges.

23a  Consent of Ernst & Young LLP.

23b  Consent of Coopers & Lybrand L.L.P.

24   Powers of Attorney.

27   Financial Data Schedule.