Form 10-Q
period 1998-03-31
PACIFIC BELL
filed 1998-05-11
CIK 75641

FORM 10-Q

                                United States
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549



(Mark One)

     |X|          Quarterly Report Pursuant to Section 13 or 15(d) of the
                       Securities Exchange Act of 1934

                For the quarterly period ended March 31, 1998

                                      or

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

       140 New Montgomery Street, San Francisco, California 94105-3705
                       Telephone Number: (415) 542-9000


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


PACIFIC BELL AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF INCOME
Dollars in millions
(Unaudited)
--------------------------------------------------------------------------------
                                                           Three months ended
                                                               March 31,
                                                   -----------------------------
                                                            1998           1997
--------------------------------------------------------------------------------
Operating Revenues
Local service                                            $ 1,118        $ 1,027
Network access:
  Interstate                                                 500            459
  Intrastate                                                 180            186
Long-distance service                                        306            305
Other                                                        189            162
--------------------------------------------------------------------------------
Total operating revenues                                   2,293          2,139
--------------------------------------------------------------------------------
Operating Expenses
Cost of services and products                                847            821
Selling, general and administrative                          474            285
Depreciation and amortization                                451            469
--------------------------------------------------------------------------------
Total operating expenses                                   1,772          1,575
--------------------------------------------------------------------------------
Operating Income                                             521            564
--------------------------------------------------------------------------------
Other Income (Expense)
Interest expense                                            (106)          (102)
Other income (expense) - net                                  (2)             4
--------------------------------------------------------------------------------
Total other income (expense)                                (108)           (98)
--------------------------------------------------------------------------------
Income Before Income Taxes and Cumulative
  Effect of Accounting Changes                               413            466
--------------------------------------------------------------------------------
Income Taxes                                                 161            185
--------------------------------------------------------------------------------
Income Before Cumulative Effect of
  Accounting Changes                                         252            281
--------------------------------------------------------------------------------
Cumulative Effect of Accounting Changes, net of                -            345
tax
--------------------------------------------------------------------------------
Net Income                                               $   252        $   626
--------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.

PACIFIC BELL AND SUBSIDIARIES
-------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS
Dollars in millions except per share amounts
(Unaudited)
-------------------------------------------------------------------------------
                                                    March 31,         December
                                                                           31,
                                               --------------------------------
                                                          1998            1997
-------------------------------------------------------------------------------
Assets
Current Assets
Cash and cash equivalents                             $     53        $     43
Accounts receivable - net of allowances for
  uncollectibles of $164 and $152                        1,689           1,782
Prepaid expenses                                           116              53
Deferred income taxes                                      408             415
Other current assets                                        53              44
-------------------------------------------------------------------------------
Total current assets                                     2,319           2,337
-------------------------------------------------------------------------------
Property, Plant and Equipment - at cost                 28,993          28,695
  Less: Accumulated depreciation and amortization       17,761          17,442
-------------------------------------------------------------------------------
Property, Plant and Equipment - Net                     11,232          11,253
-------------------------------------------------------------------------------
Other Assets                                               813             749
-------------------------------------------------------------------------------
Total Assets                                           $14,364         $14,339
-------------------------------------------------------------------------------
Liabilities and Shareowner's Equity
Current Liabilities
Intercompany loans                                    $    596        $    542
Current portion of long-term obligations                     4               4
-------------------------------------------------------------------------------
Total debt maturing within one year                        600             546
-------------------------------------------------------------------------------
Accrued taxes                                              315             334
Accounts payable and accrued liabilities                 2,335           2,719
-------------------------------------------------------------------------------
Total current liabilities                                3,250           3,599
-------------------------------------------------------------------------------
Long-Term Debt                                           5,381           5,358
-------------------------------------------------------------------------------
Deferred Credits and Other Noncurrent
Liabilities
Deferred income taxes                                      966             957
Postemployment benefit obligation                          871             881
Unamortized investment tax credits                         178             188
Other noncurrent liabilities                               575             569
-------------------------------------------------------------------------------
Total deferred credits and other noncurrent liabilities  2,590           2,595
-------------------------------------------------------------------------------
Shareowner's Equity
Common shares ($1 par value)                               225             225
Capital in excess of par value                           4,918           4,814
Retained earnings (deficit)                             (2,000)         (2,252)
-------------------------------------------------------------------------------
Total shareowner's equity                                3,143           2,787
-------------------------------------------------------------------------------
Total Liabilities and Shareowner's Equity              $14,364         $14,339
-------------------------------------------------------------------------------
See Notes to Consolidated Financial Statements.

PACIFIC BELL AND SUBSIDIARIES
----------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in millions, increase (decrease) in cash and cash equivalents
(Unaudited)
----------------------------------------------------------------------------
                                                       Three months ended
                                                            March 31,
                                                  --------------------------
                                                        1998           1997
----------------------------------------------------------------------------
Operating Activities
Net income                                           $   252        $   626
Adjustments to reconcile net income to net
cash provided by operating activities:
   Depreciation and amortization                         451            469
   Provision for uncollectible accounts                   40             42
   Amortization of investment tax credits                (10)           (11)
   Deferred income tax expense                             7             77
   Cumulative effect of accounting changes, net of tax     -           (345)
   Other - net                                          (491)          (479)
----------------------------------------------------------------------------
Total adjustments                                         (3)          (247)
----------------------------------------------------------------------------
Net Cash Provided by Operating Activities                249            379
----------------------------------------------------------------------------
Investing Activities
Construction and capital expenditures                   (415)          (498)
----------------------------------------------------------------------------
Net Cash Used in Investing Activities                   (415)          (498)
----------------------------------------------------------------------------
Financing Activities
Net change in short-term borrowings with original
 maturities of three months or less                       53            302
Issuance of long-term debt                               197              -
Repayment of long-term debt                             (175)            (1)
Equity received from parent                              215             16
Dividends paid                                          (114)          (165)
----------------------------------------------------------------------------
Net Cash Provided by Financing Activities                176            152
----------------------------------------------------------------------------
Net increase in cash and cash equivalents                 10             33
----------------------------------------------------------------------------
Cash and cash equivalents beginning of year               43             57
----------------------------------------------------------------------------
Cash and Cash Equivalents End of Period              $    53        $    90
----------------------------------------------------------------------------
Cash paid during the three months ended March 31 for:
     Interest                                         $  141         $  143
     Income taxes                                     $  222        $    85

See Notes to Consolidated Financial
Statements.


PACIFIC BELL AND SUBSIDIARIES
-----------------------------------------------------------------------------------
STATEMENTS OF SHAREOWNER'S EQUITY
Dollars in millions
(Unaudited)
-----------------------------------------------------------------------------------
                                                       Capital in       Retained
                                          Common       Excess of        Earnings
                                          Shares       Par Value        (Deficit)
-----------------------------------------------------------------------------------
Balance, December 31, 1997                   $225          $4,814         $(2,252)
Net income                                      -               -             252
Dividend to shareowner                          -            (114)              -
Net equity from parent                          -             218               -
-----------------------------------------------------------------------------------
Balance, March 31, 1998                      $225          $4,918         $(2,000)
-----------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.

                                     * * * *


SELECTED FINANCIAL AND OPERATING DATA*

At March 31, or for the three months then ended:                         1998            1997
                                                                --------------   -------------

  Return on weighted average total capital.....................         15.80%          16.94%
  Debt ratio...................................................         65.55%          63.02%
  Network access lines in service (000)........................         17,578          16,770
  Access minutes of use (000,000)..............................         18,542          17,619
  Number of employees..........................................         45,880          44,780

*Operating data may be periodically revised to reflect the most current information.

PACIFIC BELL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Dollars in millions

1. BASIS OF PRESENTATION The consolidated financial statements have been prepared by Pacific Bell (PacBell, which also includes its subsidiaries
   Pacific Bell Information Services and Pacific Bell Network Integration) pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and, in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary to present fairly the results for the interim periods shown. PacBell is a wholly-owned subsidiary of Pacific Telesis Group (PAC), a wholly-owned subsidiary of SBC Communications Inc. (SBC). On March 31, 1998, PacBell distributed the shares of Pacific Bell Directory, Pacific Bell Mobile Services, Pacific Bell Internet Services and PB COMM Switches, Inc. to PAC. PacBell has accounted for this distribution as a change in reporting entity; the financial statements of all periods presented have been restated to show financial information for the new reporting entity. This restatement reflects a reduction of net income of $69 and $89 for the three months ended March 31, 1998 and 1997 and a reduction of income before cumulative effect of accounting changes of $91 for the three months ended March 31, 1997.

   Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to SEC rules and regulations. The results for the interim periods are not necessarily indicative of results for the full year. The consolidated financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto included in PacBell's 1997 Annual Report on Form 10-K filed with the SEC. Comprehensive income for PacBell is the same as Net Income for all periods presented.

2. CONSOLIDATION The consolidated financial statements include the accounts of PacBell and its subsidiaries. All significant intercompany transactions within PacBell are eliminated in the consolidation process.

3. CONFORMING ACCOUNTING CHANGES PacBell's results include the effects of changes to conform accounting methodologies between SBC and PacBell for pensions and postretirement benefits. These changes were recorded by PacBell in the second quarter of 1997, retroactive to January 1, 1997, as a cumulative effect of accounting changes of $345, net of deferred taxes of $239, and increased income before income taxes and cumulative effect of accounting changes and net income for the first quarter of 1997 by $21 and $13. The changes in accounting for pension and postretirement benefits were to adopt SBC's methodology of amortizing gains and losses on assets held within those benefit plans.

4. SOFTWARE COSTS PacBell currently expenses costs as incurred for software purchased or developed for internal use, except for initial operating software costs, which are capitalized and amortized over the lives of the associated hardware. The American Institute of Certified Public Accountants has issued a Statement of Position (SOP) that will require capitalization of certain computer software expenditures beginning in 1999, with earlier adoption permitted.

   PacBell did not elect to early adopt the provisions of the SOP. Management is currently evaluating the impact of the change in accounting required by the SOP, but is not able to quantify the effect at this time. The SOP would tend to cause an increase in net income in the first year of adoption.

PACIFIC BELL AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Results of Operations Dollars in millions

RESULTS OF OPERATIONS

Overview Financial results for Pacific Bell (PacBell, which includes its subsidiaries) for the first three months of 1998 and 1997 are summarized as follows:

---------------------------------------------------------------------------
                                                Three-Month Period
                                              -----------------------------
                                                                   Percent
                                                   1998     1997   Change
---------------------------------------------------------------------------
Operating revenues                             $  2,293 $  2,139      7.2%
Operating expenses                             $  1,772 $  1,575     12.5%
Income before cumulative effect of             $    252 $    281    (10.3)%
accounting changes
Cumulative effect of accounting changes            -    $    345      -
Net income                                     $    252 $    626      -
===========================================================================


PacBell reported net income of $252 for the first quarter of 1998 and net income of $626 for the first quarter of 1997. First quarter 1997 net income includes a cumulative net benefit of $345 resulting from accounting changes related to conforming accounting methodologies between PacBell and SBC Communications Inc.
(SBC) for, among other items, pensions and postretirement benefits.

PacBell's income before cumulative effect of accounting changes for the first quarter of 1997 of $281 includes a first quarter 1997 $87 after-tax settlement gain associated with lump-sum pension payments that exceeded the projected service and interest costs for 1996 retirements. Excluding the 1997 settlement gain, PacBell's reported income before cumulative effect of accounting changes increased $58, or 29.9% for the first quarter of 1998.

Excluding the settlement gain, the primary factor contributing to this increase was growth in demand for services and products. This increase was partially offset by increased costs associated with merger integration costs and other costs associated with the merger and increases in employee compensation, including those resulting from higher force levels.

Revenues Components of operating revenues for the first quarter of 1998 and 1997 are as follows:

----------------------------------------------------------------------------
                                              Three Month Period
                                              ------------------------------
                                                                    Percent
                                                  1998     1997     Change
----------------------------------------------------------------------------
Local service                                 $  1,118  $ 1,027        8.9%
Network access:
   Interstate                                      500      459        8.9
   Intrastate                                      180      186       (3.2)
Long-distance service                              306      305        0.3
Other                                              189      162       16.7
-------------------------------------------------------------------
     Total                                    $  2,293  $ 2,139        7.2%
============================================================================

      Local Service Local service revenues increased in the first quarter of 1998 due primarily to increases in demand, including increases in access lines and vertical services revenues. The number of access lines increased by 4.8% since March 31, 1997, with approximately 38% of access line growth due to the sales of additional access lines to existing residential customers. Vertical services revenues, which include custom calling services, call control options, Caller ID and other services, increased by approximately 18%. Additionally, Federal payphone deregulation implemented in April 1997 increased local service and decreased interstate network access, long-distance service and other operating revenues; the overall impact was a slight increase in total operating revenues.

      Network Access Interstate network access revenues increased $41 in the first quarter of 1998 due to demand for access services by interexchange carriers and growth in revenues from end-user charges attributable to an increasing access line base. Also contributing to the increase was the absence of the 1997 revenue offset required for net payments for long-term support which were designed to subsidize universal service. This change is discussed further in Cost of Services and Products below. Partially offsetting these increases were the effects of PacBell's 1997 rate reduction related to the Federal productivity factor adjustment, as discussed in the 1997 Annual Report on Form 10-K, and payphone deregulation referred to above in Local Service.

      Intrastate network access revenues decreased slightly in the first quarter of 1998 due to California Public Utility Commission (CPUC) rate order reductions and implementation of the February 1997 California high cost fund.

      Long-Distance Service revenues were unchanged in the first quarter of 1998 as increased toll messages due to the growing California economy were offset by the Federal payphone deregulation referred to in Local Service and rate reductions in CPUC price cap orders.

      Other operating revenues increased $27 for the first quarter of 1998 due primarily to increased demand for PacBell's nonregulated products and services.


Expenses Components of operating expenses for the first quarter of 1998 and 1997 are as follows:

---------------------------------------------------------------------------
                                               Three-Month Period
                                              -----------------------------
                                                                    Percent
                                                1998      1997      Change
---------------------------------------------------------------------------
Cost of services and products                 $    847  $   821        3.2%
Selling, general and administrative                474      285       66.3
Depreciation and amortization                      451      469       (3.8)
------------------------------------------------------------------
   Total                                      $  1,772  $ 1,575       12.5%
===========================================================================

      Cost of services and products for the first quarter of 1998 increased $26, or 3.2%, over the first quarter of 1997. This increase was due primarily to the January 1, 1998 implementation of the Federal Universal Service Fund which replaced the 1997 net payments for long-term support which were accounted for as an offset against Interstate Network Access Revenues. Also increasing expenses were employee compensation, including increases related to force additions, interconnection costs, additional costs associated with El Nino storms and continuing costs for local number portability implementation of $14. These increases were partially offset by a reduction in right-to-use fees and contract labor. Selling, general and administrative expense for the first quarter of 1997 reflects a settlement gain of $146 associated with lump-sum pension payments that exceeded the projected service and interest costs for 1996 retirements. Excluding the 1997 settlement gain, selling, general and administrative costs would have increased $43, or 10.0%. This was due to increased costs associated with merger implementation and other costs associated with the consolidation of operations since the merger. These costs were partially offset by a decrease in contract labor.

      Depreciation and amortization for the first quarter of 1998 decreased $18, or 3.8%. This decrease was due primarily to reduced depreciation on analog switching equipment and reduced effective composite depreciation rates. These decreases were partially offset by increased depreciation resulting from higher plant levels.

Income Tax expense for 1997 included taxes of $59 on the pension settlement gain discussed in Selling, General and Administrative expense. Excluding this item, income taxes were higher in 1998 primarily due to higher income before income tax.

Cumulative Effect of Accounting Changes, as discussed in Note 3 to the financial statements, include the effect of changes applied retroactively to conform accounting methodologies between PacBell and SBC effective January 1, 1997. The cumulative after-tax effect of these one-time changes is $345.

PACIFIC BELL AND SUBSIDIARIES

Item 2.  Management's Discussion and Analysis
Dollars in millions

OPERATING ENVIRONMENT AND TRENDS OF THE BUSINESS

COMPETITIVE AND REGULATORY ENVIRONMENT

Long-distance Application SBC continues to seek entry into interLATA long-distance through the courts and by approval from the Federal Communications Commission (FCC). PacBell has a section 271 application pending with the CPUC to provide interLATA long-distance service in California.

OTHER BUSINESS MATTERS

Employees A tentative labor agreement was reached on April 7, 1998 between PacBell and the Communications Workers of America (CWA) to replace a contract that would expire on August 8, 1998. The new agreement is subject to ratification by the CWA membership and covers approximately 34,000 employees of PacBell through April 1, 2001. Among other items, the contract specifies an 11% increase in wages over the life of the contract.

PACIFIC BELL AND SUBSIDIARIES

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits

      Exhibit 12  Computation of Ratios of Earnings to Fixed Charges.

      Exhibit 27  Financial Data Schedule.

(b)   Reports on Form 8-K

      On February 13, 1998, PacBell filed a Current Report on Form 8-K, reporting on Item 7. Financial Statements and Exhibits. The Report contained exhibits related to PacBell's issuance of $200 million of the 6 1/8% Notes due February 15, 2008.

      On February 10, 1998, PacBell filed a Current Report on Form 8-K, reporting on Item 5. Other Events. The Report contained selected PacBell financial statement information for the three-month and twelve-month periods ended December 31, 1997 and 1996.

      On January 9, 1998, PacBell filed a Current Report on Form 8-K/A amending a Current Report dated April 4, 1997 reporting on Item 4. Change in Registrant's Certifying Accountant.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       PACIFIC BELL




May 11, 1998                           /s/ Robert B.Pickering
                                       Robert B. Pickering
                                       Vice President and Chief Financial
                                       Officer (Principal Accounting/
                                       Financial Officer)