Form 10-Q
period 1998-06-30
PACIFIC BELL
filed 1998-08-13
CIK 75641

FORM 10-Q

                                United States
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549



(Mark One)

     |X|          Quarterly Report Pursuant to Section 13 or 15(d) of the
                       Securities Exchange Act of 1934

                 For the quarterly period ended June 30, 1998

                                      or

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


PACIFIC BELL AND SUBSIDIARIES
------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF INCOME
Dollars in millions
(Unaudited)
                                      Three months ended  Six months ended
                                            June 30,         June 30,
                                      ----------------------------------
                                         1998     1997    1998     1997
------------------------------------------------------------------------
Operating Revenues
Local service                          $1,167   $1,066  $2,285   $2,093
Network access:
  Interstate                              506      340   1,006      799
  Intrastate                              189      216     369      402
Long-distance service                     306      293     612      598
Other                                     177      178     366      340
------------------------------------------------------------------------
Total operating revenues                2,345    2,093   4,638    4,232
------------------------------------------------------------------------
Operating Expenses
Cost of services and products             850      815   1,697    1,636
Selling, general and administrative       396    1,500     870    1,785
Depreciation and amortization             463      567     914    1,036
------------------------------------------------------------------------
Total operating expenses                1,709    2,882   3,481    4,457
------------------------------------------------------------------------
Operating Income (Loss)                   636     (789)  1,157     (225)
------------------------------------------------------------------------
Other Income (Expense)
Interest expense                         (110)    (124)   (216)    (226)
Other income (expense) - net                2      (32)      -      (28)
------------------------------------------------------------------------
Total other income (expense)             (108)    (156)   (216)    (254)
------------------------------------------------------------------------
Income (Loss) Before Income Taxes and
  Cumulative Effect of Accounting Changes 528     (945)    941     (479)
------------------------------------------------------------------------
Income Taxes                              207     (340)    368     (155)
------------------------------------------------------------------------
Income (Loss) Before Cumulative
  Effect of Accounting Changes            321     (605)    573     (324)
------------------------------------------------------------------------
Cumulative Effect of Accounting
  Changes, net of tax                       -       -        -      345
------------------------------------------------------------------------
Net Income (Loss)                     $   321   $ (605) $  573   $   21
------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.

PACIFIC BELL AND SUBSIDIARIES
-------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS
Dollars in millions except per share amounts
(Unaudited)
-------------------------------------------------------------------------------
                                                      June 30,    December 31,
                                               --------------------------------
                                                          1998            1997
-------------------------------------------------------------------------------
Assets
Current Assets
Cash and cash equivalents                              $    59         $    43
Accounts receivable - net of allowances for
  uncollectibles of $154 and $152                        1,821           1,782
Prepaid expenses                                           111              53
Deferred income taxes                                      395             415
Other current assets                                        49              44
-------------------------------------------------------------------------------
Total current assets                                     2,435           2,337
-------------------------------------------------------------------------------
Property, Plant and Equipment - at cost                 29,352          28,695
  Less: Accumulated depreciation and amortization       18,014          17,442
-------------------------------------------------------------------------------
Property, Plant and Equipment - Net                     11,338          11,253
-------------------------------------------------------------------------------
Other Assets                                               968             749
-------------------------------------------------------------------------------
Total Assets                                           $14,741         $14,339
-------------------------------------------------------------------------------
Liabilities and Shareowner's Equity
Current Liabilities
Intercompany loans                                     $   559         $   542
Current portion of long-term obligations                   104               4
-------------------------------------------------------------------------------
Total debt maturing within one year                        663             546
Accrued taxes                                              536             334
Accounts payable and accrued liabilities                 2,406           2,719
-------------------------------------------------------------------------------
Total current liabilities                                3,605           3,599
-------------------------------------------------------------------------------
Long-Term Debt                                           5,281           5,358
-------------------------------------------------------------------------------
Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes                                    1,017             957
Postemployment benefit obligation                          918             881
Unamortized investment tax credits                         168             188
Other noncurrent liabilities                               613             569
-------------------------------------------------------------------------------
Total deferred credits and other noncurrent liabilities  2,716           2,595
-------------------------------------------------------------------------------
Shareowner's Equity
Common shares ($1 par value)                               225             225
Capital in excess of par value                           4,593           4,814
Retained earnings (deficit)                             (1,679)         (2,252)
-------------------------------------------------------------------------------
Total shareowner's equity                                3,139           2,787
-------------------------------------------------------------------------------
Total Liabilities and Shareowner's Equity              $14,741         $14,339
-------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.

PACIFIC BELL AND SUBSIDIARIES
----------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in millions, increase (decrease) in cash and cash equivalents
(Unaudited)
----------------------------------------------------------------------------
                                                        Six months ended
                                                            June 30,
                                                  --------------------------
                                                        1998           1997
----------------------------------------------------------------------------
Operating Activities
Net income                                            $  573         $   21
Adjustments to reconcile net income to net
cash provided by operating activities:
   Depreciation and amortization                         914          1,036
   Provision for uncollectible accounts                   79            111
   Amortization of investment tax credits                (20)           (21)
   Deferred income tax expense                            90           (299)
   Cumulative effect of accounting changes, net of tax     -           (345)
   Other - net                                          (476)           742
----------------------------------------------------------------------------
Total adjustments                                        587          1,224
----------------------------------------------------------------------------
Net Cash Provided by Operating Activities              1,160          1,245
----------------------------------------------------------------------------
Investing Activities
Construction and capital expenditures                   (957)        (1,015)
----------------------------------------------------------------------------
Net Cash Used in Investing Activities                   (957)        (1,015)
----------------------------------------------------------------------------
Financing Activities
Net change in short-term borrowings with
original maturities of three months or less               17            128
Issuance of long-term debt                               198              -
Repayment of long-term debt                             (178)            (2)
Equity received from parent                              164             14
Dividends paid                                          (388)          (344)
----------------------------------------------------------------------------
Net Cash Used in Financing Activities                   (187)          (204)
----------------------------------------------------------------------------
Net increase in cash and cash equivalents                 16             26
----------------------------------------------------------------------------
Cash and cash equivalents beginning of year               43             57
----------------------------------------------------------------------------
Cash and Cash Equivalents End of Period               $   59         $   83
----------------------------------------------------------------------------
Cash paid during the six months ended June 30 for:
     Interest                                         $  213         $  213
     Income taxes, net of refunds                     $   94         $   85

See Notes to Consolidated Financial Statements.

PACIFIC BELL AND SUBSIDIARIES
------------------------------------------------------------------------
STATEMENTS OF SHAREOWNER'S EQUITY
Dollars in millions
(Unaudited)
------------------------------------------------------------------------
                                              Capital in     Retained
                                    Common     Excess of     Earnings
                                    Shares     Par Value     (Deficit)
------------------------------------------------------------------------
Balance, December 31, 1997             $225       $4,814       $(2,252)
Net income                                -            -           573
Dividend to shareowner                    -         (388)            -
Net equity from parent                    -          167             -
------------------------------------------------------------------------
Balance, June 30, 1998                 $225       $4,593       $(1,679)
------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.

                                * * * *


SELECTED FINANCIAL AND OPERATING DATA*

At June 30, or for the six months then ended:        1998          1997
                                              ------------  ------------
  Debt ratio.............................          65.44%        68.00%
  Network access lines in service (000)..          17,730        16,940
  Resold lines (000).....................             251           115
  Number of employees....................          45,800        46,630


* SBC is in the process of revalidating the access minutes of use for Pacific Bell. While this process may result in a change in the growth trends of the quarterly minutes of use, SBC does not expect that the previously disclosed year to date growth trends will be materially affected.

PACIFIC BELL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Dollars in millions

1. BASIS OF PRESENTATION The consolidated financial statements have been prepared by Pacific Bell (PacBell, which also includes its subsidiaries
   Pacific Bell Information Services and Pacific Bell Network Integration) pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and, in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary to present fairly the results for the interim periods shown. PacBell is a wholly-owned subsidiary of Pacific Telesis Group (PAC), a wholly-owned subsidiary of SBC Communications Inc. (SBC). On March 31, 1998, PacBell distributed the shares of Pacific Bell Directory, Pacific Bell Mobile Services, Pacific Bell Internet Services and PB COMM Switches, Inc. to PAC. PacBell has accounted for this distribution as a change in reporting entity. The financial statements of all periods presented have been restated to show financial information for the new reporting entity.

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

3. COMPLETION OF MERGER On April 1, 1997, SBC and PAC completed the merger of an SBC subsidiary with PAC, in a transaction in which each outstanding share of PAC common stock was exchanged for 1.4629 shares of SBC common stock (equivalent to approximately 626 million shares; both the exchange ratio and shares issued have been restated to reflect SBC's first quarter 1998 two-for-one stock split, effected in the form of a stock dividend). With the merger, PAC became a wholly-owned subsidiary of SBC. The transaction was accounted for by SBC as a pooling of interests and a tax-free reorganization.

   Conforming accounting changes
   PacBell's results include merger transaction costs and the effects of changes to conform accounting methodologies between PacBell and SBC for, among other items, pensions and postretirement benefits. These changes were recorded by PacBell in the second quarter of 1997, retroactive to January 1, 1997, as a cumulative effect of accounting changes of $345 net of deferred taxes of $239, and increased income before income taxes and cumulative effect of accounting changes and net income for the first six months of 1997 by $42 and $25. The changes in accounting for pension and postretirement benefits were to adopt SBC's methodology of amortizing gains and losses on assets held within those benefit plans. Among other costs relating to the close of the merger, PacBell recorded the present value of amounts to be returned to California ratepayers as a condition of the merger of $276 ($173 net of tax).

PACIFIC BELL AND SUBSIDIARIES

Dollars in millions

   Post-merger initiatives
   During the second quarter of 1997, PacBell recorded after-tax charges of $883 related to SBC's June 19, 1997 announcement of several strategic decisions resulting from the merger integration process that began with the April 1, 1997 closing of its merger with PAC. These charges included $107 ($65 after tax) of charges related to several regulatory rulings during the second quarter of 1997 and $276 ($173 after tax) for the merger approval costs. The decisions resulted from an extensive review of operations throughout the merged company and include significant integration of operations and consolidation of some administrative and support functions. Following is a discussion of the most significant of these charges.

   Reorganization SBC is centralizing several key functions that will support the operations of PacBell and two other SBC subsidiaries, Nevada Bell and Southwestern Bell Telephone Company (SWBell), including network planning, strategic marketing and procurement. It is also consolidating a number of corporate-wide support activities, including research and development, information technology, financial transaction processing and real estate management. PacBell, Nevada Bell and SWBell will continue as separate legal entities. These initiatives are resulting in the creation of some jobs and the elimination and realignment of others, with many of the affected employees changing job responsibilities and in some cases assuming positions in other locations.

   PacBell recognized a charge of approximately $127 ($80 net of tax) during the second quarter of 1997 in connection with these initiatives. This charge was comprised mainly of postemployment benefits, primarily related to severance, and costs associated with closing down duplicate operations, primarily contract cancellations. Other charges arising out of the merger related to relocation, retraining and other effects of consolidating certain operations are being recognized in the periods those charges are incurred.

   Impairments/asset valuation As a result of SBC's merger integration plans, strategic review of domestic operations and organizational alignments,
   PacBell reviewed the carrying values of related long-lived assets. This review included estimating remaining useful lives and cash flows and identifying assets to be abandoned. Where this review indicated impairment, discounted cash flows related to those assets were analyzed to determine the amount of the impairment. As a result of these reviews, PacBell wrote off some assets and recognized impairments to the value of other assets with a combined charge of $341 ($219 after tax) recorded in the second quarter of 1997. These impairments and writeoffs related to certain analog switching equipment, duplicate or obsolete equipment, cable within commercial buildings, certain nonoperating plant and other assets.

   Video curtailment/purchase commitments SBC also announced it was scaling back its limited direct investment in video services. As part of this curtailment, PacBell halted construction on the Advanced Communications Network (ACN) in California. As part of an agreement with the ACN vendor, PacBell paid the liabilities of the ACN trust that owned and financed ACN construction, incurred costs to shut down all construction previously conducted under the trust and received certain consideration from the vendor. In the second quarter of 1997, PacBell recognized a net expense of $553 ($346 after tax) associated with these activities.

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

PACIFIC BELL AND SUBSIDIARIES

Dollars in millions

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

PACIFIC BELL AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Results of Operations Dollars in millions

RESULTS OF OPERATIONS

Overview Financial results for Pacific Bell (PacBell, which includes its subsidiaries) for the first six months of 1998 and 1997 are summarized as follows:

-------------------------------------------------------------------------------
                                                        Six-Month Period
                                                 ------------------------------
                                                                      Percent
                                                      1998     1997   Change
-------------------------------------------------------------------------------
Operating revenues                                $  4,638 $  4,232      9.6%
Operating expenses                                $  3,481 $  4,457    (21.9)%
Income (loss) before cumulative effect of
  accounting changes                              $    573 $   (324)     -
Cumulative effect of accounting changes                 -  $    345      -
Net income                                        $    573 $     21      -
===============================================================================

Net income for the six months ended June 30, 1997 includes a cumulative net benefit of $345 resulting from accounting changes related to conforming accounting methodologies between PacBell and SBC Communications Inc. (SBC) for, among other items, pensions and postretirement benefits.

PacBell's loss before cumulative effect of accounting changes for the first six months of 1997 includes after-tax charges of $883 reflecting strategic initiatives resulting from SBC's comprehensive review of operations of the merged company and the impact of several recent regulatory rulings. In addition, the first six months of 1997 includes an $87 after-tax settlement gain associated with lump-sum pension payments that exceeded the projected service and interest costs for 1996 retirements. Excluding these 1997 one-time charges and the gain, PacBell's income before cumulative effect of accounting changes for the first six months of 1998 increased by $101, or 21.4%, compared to $472 for the first six months of 1997. The primary factors for this increase in income before cumulative effect of accounting changes during the first six months of 1998 were growth in demand for services and products.

Operating Revenues PacBell's operating revenues for the second quarter and first six months of 1997 reflect reductions of $114 related primarily to the impact of several regulatory rulings. Excluding these items, PacBell's operating revenues increased $292, or 6.7% for the first six months of 1998. Components of operating revenues for the first six months of 1998 and 1997 are as follows:

----------------------------------------------------------------------------
                                                      Six-Month Period
                                              ------------------------------
                                                                    Percent
                                                  1998     1997     Change
----------------------------------------------------------------------------
Local service                                 $  2,285  $ 2,093        9.2%
Network access:
   Interstate                                    1,006      799       25.9
   Intrastate                                      369      402       (8.2)
Long-distance service                              612      598        2.3
Other                                              366      340        7.6
---------------------------------------------------------------
     Total                                     $ 4,638  $ 4,232        9.6%
============================================================================

PACIFIC BELL AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Results of Operations Dollars in millions

RESULTS OF OPERATIONS - Continued

      Local service revenues increased $192 in the first six months of 1998 due to increases in demand, which account for more than 73% of the increase, including increases in access lines and vertical services revenues. The number of access lines increased by 4.6% since June 30, 1997, with approximately 41% of access line growth due to the sales of additional access lines to existing residential customers. Vertical services revenues, which include custom calling services, call control options, Caller ID and other services, increased by approximately 27% totaling more than $245 for the first six months of 1998. Additionally, Federal payphone deregulation implemented in April 1997 increased local service by approximately $48 and decreased interstate network access by approximately $8, long-distance service by approximately $9 and other operating revenues by approximately $16; the overall impact was a slight increase in total operating revenues.

      Network access Interstate network access revenues increased $207 in the first six months of 1998 primarily due to the second quarter 1997 one-time charges of $134. These one-time charges included billing claim settlements related to the Percentage Interstate Usage (PIU) factor and several Federal regulatory issues including end-user charges, 800 data base charges, recovery of certain employee-related expenses and the retroactive effect of the productivity factor adjustment in the Federal price cap filing. While the change in the PIU factor, which is used to allocate network access usage between interstate and intrastate jurisdictions, also had the effect of increasing intrastate network access revenues, it resulted in a slight decline in total network access revenues due to rate differences between the two jurisdictions. Without these impacts, interstate access revenues increased $73 or 7.8%. The increase was due primarily to approximately $86 in demand for access services by interexchange carriers, primarily special access, and growth in end-user charges attributable to an increasing access line base. Also contributing to the increase was the absence of the 1997 revenue offset of approximately $23 required for net payments for long-term support which were designed to subsidize universal service. This change is discussed further in cost of services and products below. Partially offsetting these increases were the effects of PacBell's 1997 rate reduction of approximately $37 related to the Federal productivity factor adjustment, as discussed in PacBell's 1997 Annual Report on Form 10-K, and payphone deregulation of approximately $8 referred to above in local service.

      Intrastate network access revenues decreased $33 in the first six months of 1998 due to the 1997 PIU settlements of $32 described above. Excluding this impact, intrastate network access revenues remained relatively unchanged.

      Long-distance service revenues increased slightly in the first six months of 1998. A higher volume of toll messages due to the growing California economy and alternative calling plans resulted in a $22 increase in revenues. The increase was partially offset by the Federal payphone deregulation of approximately $9 referred to in local service and implementation of the February 1997 California high cost fund of approximately $6.

      Other operating revenues increased $26 in the first six months of 1998. Approximately 80% of this increase was due to increased demand for nonregulated products and services, voice messaging services and equipment sales, partially offset by payphone deregulation referred to above in local service.

PACIFIC BELL AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Results of Operations Dollars in millions

RESULTS OF OPERATIONS - Continued

Operating Expenses PacBell's operating expenses in the first six months of 1997 reflect $1.1 billion of charges related to SBC's strategic initiatives and a comprehensive review of operations of the merged company, the impact of several regulatory rulings and a settlement gain associated with lump-sum pension payments that exceeded the projected service and interest costs for 1996 retirements. Excluding these items, PacBell's operating expenses increased $111, or 3.3%, for the first six months of 1998. Components of operating expenses for the first six months of 1998 and 1997 are as follows:

---------------------------------------------------------------------------
                                                    Six-Month Period
                                              -----------------------------
                                                                    Percent
                                                  1998      1997    Change
---------------------------------------------------------------------------
Cost of services and products                 $  1,697  $ 1,636        3.7%
Selling, general and administrative                870    1,785      (51.3)
Depreciation and amortization                      914    1,036      (11.8)
---------------------------------------------------------------
   Total                                      $  3,481  $ 4,457      (21.9)%
===========================================================================

      Cost of services and products for the first six months of 1997 reflect the second quarter 1997 one-time charges of $19 relating to SBC's strategic initiatives and operational reviews of the merged company. Excluding these charges, costs of services and products increased $80, or 4.9%, in the first six months of 1998 due primarily to increased employee compensation of more than $39 (resulting from additional weather related expenditures), additional costs associated with reciprocal compensation for the termination of Internet traffic of approximately $33, increases in merger implementation costs of approximately $28, and increases in universal service fund (USF) charges of approximately $42 that were previously reported as an offset against network access revenues. The current USF system assesses charges, recorded as expense, and any amounts to be received separately. Previously, a net payment or receipt for long-term support would be recorded as an offset to (or increase in) revenue. These increases were partially offset by net reductions of more than $89 in costs related to benefits, contract labor, right-to-use fees and research and development costs. Expenses relating to implementing customer number portability were comparable between 1998 and 1997.

      Selling, general and administrative expense decreased in the first six months of 1998 due to second quarter 1997 one-time charges of $1,087 relating to SBC's strategic initiatives and operational reviews. These items were partially offset by a first quarter of 1997 settlement gain of $146 associated with lump-sum pension payments that exceeded the projected service and interest costs for 1996 retirements.

      Excluding these charges, selling, general and administrative expense increased $26, or 3.1%, in the first six months of 1998 primarily due to increased costs associated with merger implementation and other costs associated with the consolidation of operations since the merger of more than $97 and second quarter pension settlement gains of $63. These increases were partially offset by decreased contract labor costs and employee compensation and benefits and insurance refunds totaling approximately $134. A lower level of expenses has resulted during 1998 from merger initiatives that have already been implemented.

      Depreciation and amortization for the first six months of 1997 reflects charges totaling $127 to record impairment of plant and intangibles including analog switching equipment. Excluding these charges, depreciation and amortization increased $5 for the first six months of 1998. The

PACIFIC BELL AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Results of Operations Dollars in millions

RESULTS OF OPERATIONS - Continued

      increase was primarily due to increased depreciation expense of $47 resulting from overall higher plant levels. This increase was substantially offset by reduced depreciation of $42 on analog switching equipment.

Interest expense decreased $10, or 4.4%, for the first six months of 1998 due to interest of $27 associated with the second quarter 1997 one-time charges. Excluding these one-time charges interest expense increased $17, or 8.5%, due to increased interest expense of approximately $6 resulting from an increase in long-term debt and interest related to the merger approval order amount to be returned to the California ratepayers of approximately $10.

Other income (expense) - net was a net expense of $28 for the first six months of 1997 due to a second quarter one-time charge of $30 for SBC's strategic initiatives, primarily writeoffs of nonoperating plant. Excluding this charge, other income (expense) - net was income of $2 for the first six months of 1997.

Income Tax expense for the first six months of 1997 reflect the tax effect of charges for strategic initiatives resulting from SBC's comprehensive review of operations of the merged company and the impact of several regulatory rulings as well as taxes on the pension settlement gain discussed in selling, general and administrative expense. Excluding these items, income taxes for the first six months of 1997 would have been $307. Income taxes for the first six months of 1998 were higher due primarily to higher income before income taxes.

Cumulative Effect of Accounting Changes, as discussed in Note 3 to the Consolidated Financial Statements, include the effect of changes applied retroactively to conform accounting methodologies between PacBell and SBC effective January 1, 1997. The cumulative after-tax effect of these one-time changes is $345.

PACIFIC BELL AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Results of Operations Dollars in millions

OPERATING ENVIRONMENT AND TRENDS OF THE BUSINESS

COMPETITIVE AND REGULATORY ENVIRONMENT

Interconnection Reciprocal compensation is billed to PacBell by Competitive Local Exchange Carriers (CLECs) for the termination of certain local exchange traffic to CLEC customers. SBC believes that under the Telecommunications Act of 1996 the state commissions only have authority to order reciprocal compensation for local traffic, while only the Federal Communications Commission (FCC) has authority over interstate and interexchange traffic, which is where SBC believes most Internet traffic terminates. The question of whether Internet communications should be classified as local or interstate traffic for reciprocal compensation purposes is the subject of a pending FCC proceeding and the FCC is expected to rule on this issue in the near future.

The issue of payment by PacBell to CLECs of reciprocal compensation for the termination of Internet traffic to Information Service Providers (i.e. Internet Access Providers) is pending before the California Public Utilities Commission
(CPUC).

State commissions in Texas, Missouri, and Oklahoma have issued orders finding that SBC is required to pay CLECs reciprocal compensation for the termination of Internet traffic to Information Service Providers. In June 1998, a U.S. District Court in Texas affirmed the Texas Public Utility Commission's (TPUC) determination, and upheld payment of reciprocal compensation, holding that the TPUC had jurisdiction over the local portion of the traffic and the FCC over the Internet component.

Similar treatment of Internet traffic has been applied in Missouri and Oklahoma with respect to reciprocal compensation arrangements. In Missouri, the Missouri Public Service Commission has ordered that reciprocal compensation for Internet traffic should be paid at least until the FCC decides whether such traffic should be considered local or interstate for purpose of reciprocal compensation. SBC has sought review or reconsideration of all of these cases.

SBC's subsidiaries have been recording amounts sought by the CLECs for the termination of Internet traffic to Internet Service Providers as they have been billed.

Long-distance Application SBC continues to seek entry into interLATA long-distance by requesting favorable recommendation from state commissions and approval from the FCC, and as necessary through the courts. In response to a July 1998 CPUC initial report, PacBell has begun collaborative efforts with the CPUC and competitors to provide additional evidence regarding PacBell's checklist compliance efforts. A final vote by the CPUC on whether to recommend PacBell's application to the FCC is expected by the end of 1998.

Universal Service In July 1998, the CPUC issued a rate rebalancing decision related to its 1996 order on universal service. The CPUC's decision will be implemented prospectively beginning September 1, 1998 and will reduce PacBell's non-basic local service, network access and long distance service revenues by $305 annually to offset the approximately $305 annually that PacBell expects to receive from the California high cost fund based on CPUC estimates of the cost of providing universal service.

Beginning in February 1997, PacBell began collecting funds via customer surcharges and classifying revenues in anticipation of the CPUC's decision, utilizing a method similar to the July 1998 order. The CPUC has yet to decide on the refund mechanism for funds collected by PacBell from February 1997 through August 1998.

PACIFIC BELL AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Results of Operations Dollars in millions

OPERATING ENVIRONMENT AND TRENDS OF THE BUSINESS - Continued

OTHER BUSINESS MATTERS

New Accounting Standards In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133) that will require all derivatives to be recorded on the balance sheet at fair value, and will require changes in the fair values of the derivatives to be recorded in net income or comprehensive income. FAS 133 must be adopted for years beginning after June 15, 1999 with earlier adoption permitted. PacBell currently has no derivative financial instruments.

See Note 4 to the Consolidated Financial Statements for a discussion of the new accounting standard on software costs.

Employees  On May 27,  1998,  members of the  Communications  Workers of America
(CWA) ratified the tentative labor agreement that was reached on April 7, 1998 between PacBell and the CWA. The new agreement covers approximately 34,000 employees of PacBell through April 1, 2001. Among other items, the agreement specifies an 11% increase in wages over the life of the contract.

SBC's Year 2000 Project SBC operates numerous date-sensitive computer applications and systems throughout its businesses. Since 1996, SBC has been working to upgrade its networks and computer systems to properly recognize the Year 2000 and continue to process critical operational and financial information. SBC has formed companywide teams to address and resolve Year 2000 issues, and processes have been developed to evaluate and manage the risks and costs associated with preparing all of its systems and applications for the new millennium.

SBC is using a four-step methodology for addressing the issue. The methodology includes inventory and assessment, hardware and software fixes, testing and deployment. SBC measures its progress by the number of systems addressed.

Inventory and assessment includes the identification of items (i.e., line-by-line review of software code, switch generics, etc.) that could be impacted by the Year 2000 and the determination of the work effort required to get them ready. These activities are nearly complete. For all of SBC, this process involves reviewing over 300 million lines of software code, 1,100 central office switches, 6,800 company buildings, conducting an inventory and assessment of 100,000 personal computers, and coordinating with its 900 suppliers of 12,000 products to obtain adequate assurance they will be compliant with the Year 2000 or determine and address any appropriate contingency plans or back up systems.

Hardware and software fixes are the activities that will be required to modify program code, upgrade computer software and upgrade or replace hardware. As of June 30, 1998, nearly half of the systems to be addressed by these activities were complete.

Testing involves ensuring that hardware and software fixes will work properly in 1999 and beyond and occurs both before and after deployment. Testing began early in 1998 and will continue through 1999 to allow for thorough testing before the Year 2000. Any need for contingency plans or back-up systems would be determined and addressed during the testing phase.

Deployment is the installation of hardware and software components in a live environment. Nearly half of the systems deployment were completed as of June 30, 1998.

PACIFIC BELL AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Results of Operations Dollars in millions

OPERATING ENVIRONMENT AND TRENDS OF THE BUSINESS - Continued

Total  expenses for all  of SBC's Year  2000 project  have  been   estimated  to
be less than $250, and SBC has incurred approximately $60 through June 30, 1998.

The activities involved in SBC's Year 2000 project necessarily involve estimates and projections, as described above, of activities and resources that will be required in the future. These estimates and projections could change as work progresses on the project.

PACIFIC BELL AND SUBSIDIARIES

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits

      Exhibit 12  Computation of Ratios of Earnings to Fixed Charges.

      Exhibit 27  Financial Data Schedule.

(b)   Reports on Form 8-K

      On April 15, 1998, PacBell filed a Current Report on Form 8-K, reporting on Item 5. Other Events. The Report contained selected restated financial statement information related to PacBell's distribution of Pacific Bell Directory, Pacific Bell Mobile Services, Pacific Bell Internet Services and PB Comm Switches, Inc. to Pacific Telesis Group.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       PACIFIC BELL




August 13, 1998                        /s/ Robert B. Pickering
                                       Robert B. Pickering
                                       Vice President and Chief Financial
                                       Officer (Principal Accounting/
                                       Financial Officer)