Form 10-Q
period 1998-09-30
PACIFIC BELL
filed 1998-11-04
CIK 75641

FORM 10-Q

                                       United States
                             SECURITIES AND EXCHANGE COMMISSION
                                   Washington, D.C. 20549



(Mark One)

     |X|          Quarterly Report Pursuant to Section 13 or 15(d) of the
                              Securities Exchange Act of 1934

                     For the quarterly period ended September 30, 1998

                                             or

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

PACIFIC BELL
----------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF INCOME
Dollars in millions
(Unaudited)
                                                    Three months        Nine months
                                                       ended               ended
                                                   September 30,       September 30,
                                                 ---------------------------------------
                                                     1998      1997     1998       1997
----------------------------------------------------------------------------------------
Operating Revenues
Local service                                     $ 1,184   $ 1,108  $ 3,469    $ 3,201
Network access:
  Interstate                                          487       456    1,493      1,255
  Intrastate                                          187       194      556        596
Long-distance service                                 313       299      925        897
Other                                                 238       164      604        504
----------------------------------------------------------------------------------------
Total operating revenues                            2,409     2,221    7,047      6,453
----------------------------------------------------------------------------------------
Operating Expenses
Cost of services and products                         866       822    2,563      2,458
Selling, general and administrative                   440       473    1,310      2,258
Depreciation and amortization                         472       441    1,386      1,477
----------------------------------------------------------------------------------------
Total operating expenses                            1,778     1,736    5,259      6,193
----------------------------------------------------------------------------------------
Operating Income                                      631       485    1,788        260
----------------------------------------------------------------------------------------
Other Income (Expense)
Interest expense                                     (104)     (116)    (320)      (342)
Other income (expense) - net                            -        12        -        (16)
----------------------------------------------------------------------------------------
Total other income (expense)                         (104)     (104)    (320)      (358)
----------------------------------------------------------------------------------------
Income (Loss) Before Income Taxes and Cumulative
  Effect of Accounting Changes                        527       381    1,468        (98)
----------------------------------------------------------------------------------------
Income Taxes                                          207       150      575         (5)
----------------------------------------------------------------------------------------
Income (Loss) Before Cumulative Effect of
  Accounting Changes                                  320       231      893        (93)
----------------------------------------------------------------------------------------
Cumulative Effect of Accounting Changes, net of tax     -         -        -        345
----------------------------------------------------------------------------------------
Net Income                                        $   320   $   231  $   893    $   252
----------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.

PACIFIC BELL
---------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS
Dollars in millions except per share amounts
(Unaudited)
---------------------------------------------------------------------------------
                                                    September 30,    December 31,
                                                ---------------------------------
                                                            1998            1997
---------------------------------------------------------------------------------
Assets
Current Assets
Cash and cash equivalents                             $       48      $       43
Accounts receivable - net of allowances for
  uncollectibles of $168 and $152                          1,915           1,782
Prepaid expenses                                             114              53
Deferred income taxes                                        333             415
Other current assets                                          41              44
---------------------------------------------------------------------------------
Total current assets                                       2,451           2,337
---------------------------------------------------------------------------------
Property, Plant and Equipment - at cost                   29,810          28,695
  Less: Accumulated depreciation and amortization         18,353          17,442
---------------------------------------------------------------------------------
Property, Plant and Equipment - Net                       11,457          11,253
---------------------------------------------------------------------------------
Other Assets                                               1,034             749
---------------------------------------------------------------------------------
Total Assets                                             $14,942         $14,339
---------------------------------------------------------------------------------
Liabilities and Shareowner's Equity
Current Liabilities
Intercompany loans                                     $     754       $     542
Current portion of long-term obligations                     104               4
---------------------------------------------------------------------------------
Total debt maturing within one year                          858             546
Accrued taxes                                                405             334
Accounts payable and accrued liabilities                   2,398           2,719
---------------------------------------------------------------------------------
Total current liabilities                                  3,661           3,599
---------------------------------------------------------------------------------
Long-Term Debt                                             5,281           5,358
---------------------------------------------------------------------------------
Deferred Credits and Other Noncurrent
Liabilities
Deferred income taxes                                        992             957
Postemployment benefit obligation                            918             881
Unamortized investment tax credits                           159             188
Other noncurrent liabilities                                 629             569
---------------------------------------------------------------------------------
Total deferred credits and other noncurrent liabilities    2,698           2,595
---------------------------------------------------------------------------------
Shareowner's Equity
Common shares ($1 par value)                                 225             225
Capital in excess of par value                             4,436           4,814
Retained earnings (deficit)                               (1,359)         (2,252)
---------------------------------------------------------------------------------
Total shareowner's equity                                  3,302           2,787
---------------------------------------------------------------------------------
Total Liabilities and Shareowner's Equity                $14,942         $14,339
---------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.

PACIFIC BELL
-----------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in millions, increase (decrease) in cash and cash equivalents
(Unaudited)
-----------------------------------------------------------------------------
                                                       Nine months ended
                                                          September 30,
                                                  ---------------------------
                                                        1998           1997
-----------------------------------------------------------------------------
Operating Activities
Net income                                            $  893        $   252
Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation and amortization                       1,386          1,477
   Provision for uncollectible accounts                  116            152
   Amortization of investment tax credits                (29)           (32)
   Deferred income tax expense                           116           (259)
   Cumulative effect of accounting changes, net of tax     -           (345)
   Other - net                                          (795)           469
-----------------------------------------------------------------------------
Total adjustments                                        794          1,462
-----------------------------------------------------------------------------
Net Cash Provided by Operating Activities              1,687          1,714
-----------------------------------------------------------------------------
Investing Activities
Construction and capital expenditures                 (1,533)        (1,490)
-----------------------------------------------------------------------------
Net Cash Used in Investing Activities                 (1,533)        (1,490)
-----------------------------------------------------------------------------
Financing Activities
Net change in short-term borrowings with original
 maturities of three months or less                      212           (274)
Issuance of other short-term borrowings                    -            610
Issuance of long-term debt                               198              -
Repayment of long-term debt                             (178)            (2)
Equity received from parent                              164              9
Dividends paid                                          (545)          (569)
-----------------------------------------------------------------------------
Net Cash Used in Financing Activities                   (149)          (226)
-----------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents       5             (2)
-----------------------------------------------------------------------------
Cash and cash equivalents beginning of year               43             57
-----------------------------------------------------------------------------
Cash and Cash Equivalents End of Period               $   48         $   55
-----------------------------------------------------------------------------
Cash paid during the nine months ended September 30 for:
     Interest                                         $  357         $  361
     Income taxes, net of refunds                     $  463         $ (250)

See Notes to Consolidated Financial Statements.

PACIFIC BELL
------------------------------------------------------------------------------------
STATEMENTS OF SHAREOWNER'S EQUITY
Dollars in millions
(Unaudited)
------------------------------------------------------------------------------------
                                                       Capital in       Retained
                                          Common       Excess of        Earnings
                                          Shares       Par Value        (Deficit)
------------------------------------------------------------------------------------
Balance, December 31, 1997                   $225           $4,814        $(2,252)
Net income                                      -                -            893
Dividend to shareowner                          -             (545)             -
Net equity from parent                          -              167              -
------------------------------------------------------------------------------------
Balance, September 30, 1998                  $225           $4,436        $(1,359)
------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.

                                      * * * *

SELECTED FINANCIAL AND OPERATING DATA

At September 30, or for the nine months then ended:           1998             1997
                                                      -------------   --------------
  Debt ratio....................................            65.03%           68.74%
  Network access lines in service (000).........            17,920           17,170
  Access minutes of use (000,000)*..............            54,949           50,929
  Resold lines (000)............................               252              174
  Number of employees...........................            45,650           46,400

*Amounts have been restated.

PACIFIC BELL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Dollars in millions

1. BASIS OF PRESENTATION The consolidated financial statements have been prepared by Pacific Bell (PacBell, which also includes its subsidiary Pacific Bell Information Services) pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and, in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary to present fairly the results for the interim periods shown. PacBell is a wholly-owned subsidiary of Pacific Telesis Group (PAC), a wholly-owned subsidiary of SBC Communications Inc. (SBC). On March 31, 1998, PacBell distributed the shares of Pacific Bell Directory, Pacific Bell Mobile Services, Pacific Bell Internet Services and PB COMM Switches, Inc. to PAC. PacBell has accounted for this distribution as a change in reporting entity. The financial statements of all periods presented have been restated to show financial information for the new reporting entity.

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

2. CONSOLIDATION The consolidated financial statements include the accounts of PacBell and its subsidiary. All significant intercompany transactions within PacBell are eliminated in the consolidation process.

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

   Conforming accounting changes
   PacBell's results include merger transaction costs and the effects of changes to conform accounting methodologies between PacBell and SBC for, among other items, pensions and postretirement benefits. These changes were recorded by PacBell in the second quarter of 1997, retroactive to January 1, 1997, as a cumulative effect of accounting changes of $345 net of deferred taxes of $239, and increased income before income taxes and cumulative effect of accounting changes and net income for the first nine months of 1997 by $63 and $38. The changes in accounting for pension and postretirement benefits were to adopt SBC's methodology of amortizing gains and losses on assets held within those benefit plans. Among other costs relating to the close of the merger, PacBell recorded the present value of amounts to be returned to California ratepayers as a condition of the merger of $276 ($173 net of tax).

   Post-merger initiatives
   During the second quarter of 1997, PacBell recorded after-tax charges of $883 related to SBC's June 19, 1997 announcement of several strategic decisions resulting from the merger integration process that began with the April 1, 1997 closing of its merger with PAC. These charges included $107 ($65 after tax) of charges related to several regulatory rulings during the second quarter of 1997 and $276 ($173 after tax) for the merger approval costs. The decisions resulted from an extensive

PACIFIC BELL

Dollars in millions

   review of operations throughout the merged company and include significant integration of operations and consolidation of some administrative and support functions. The charges related to the strategic decisions totaled $1 billion ($645 after tax). At September 30, 1998 and December 31, 1997, remaining accruals for anticipated cash expenditures related to these decisions were approximately $90 and $202. Following is a discussion of the most significant of these charges.

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

   PacBell recognized a charge of approximately $127 ($80 net of tax) during the second quarter of 1997 in connection with these initiatives. This charge was comprised mainly of postemployment benefits, primarily related to severance, and costs associated with closing down duplicate operations, primarily contract cancellations. Other charges arising out of the merger related to relocation, retraining and other effects of consolidating certain operations are being recognized in the periods those charges are incurred. These charges totaled $3 ($2 net of tax) in the third quarter of 1997.

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

   Video curtailment/purchase commitments SBC also announced it was scaling back its limited direct investment in video services. As part of this curtailment, PacBell halted construction on the Advanced Communications Network (ACN) in California. As part of an agreement with the ACN vendor, PacBell paid the liabilities of the ACN trust that owned and financed ACN construction, incurred costs to shut down all construction previously conducted under the trust and received certain consideration from the vendor. In the second quarter of 1997, PacBell recognized a net expense of $553 ($346 after tax) associated with these activities. During the third quarter of 1997 PacBell recorded the corresponding short-term debt of $610 previously incurred by the ACN trust on its balance sheet.

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

PACIFIC BELL

Dollars in millions

   PacBell did not elect to early adopt the provisions of the SOP. Management is currently evaluating the impact of the change in accounting required by the SOP and anticipates it will be less than $100. With comparable levels of software expenditures, the SOP would tend to increase net income in comparison with PacBell's current method of accounting for software costs. However, the increases would be largest in the year of adoption with diminishing levels of increases compared with current accounting throughout the amortization period. Consequently, given otherwise comparable income levels excluding software, and otherwise comparable software expenditures, the effect of the SOP would be to increase income in the first year and decrease income in each subsequent year until the number of years affected by the SOP equals the amortization period.

PACIFIC BELL

Item 2. Management's Discussion and Analysis of Results of Operations Dollars in millions

RESULTS OF OPERATIONS

Overview Financial results for Pacific Bell (PacBell, which also includes its subsidiary, Pacific Bell Information Services) for the first nine months of 1998 and 1997 are summarized as follows:

-------------------------------------------------------------------------------
                                                       Nine-Month Period
                                                 ------------------------------
                                                                      Percent
                                                      1998     1997   Change
-------------------------------------------------------------------------------
Operating revenues                                $  7,047 $  6,453      9.2%
Operating expenses                                $  5,259 $  6,193    (15.1)%
Income (loss) before cumulative effect of
accounting changes                                $    893 $    (93)     -
Cumulative effect of accounting changes                 -  $    345      -
Net income                                        $    893 $    252      -
===============================================================================

Net income for the nine months ended September 30, 1997 includes a cumulative net benefit of $345 resulting from accounting changes related to conforming accounting methodologies between PacBell and SBC Communications Inc. (SBC) for, among other items, pensions and postretirement benefits.

PacBell's loss before cumulative effect of accounting changes for the first nine months of 1997 includes after-tax charges of $884 reflecting strategic initiatives resulting from SBC's comprehensive review of operations of the merged company, the impact of several recent regulatory rulings and ongoing merger integration costs. In addition, the first nine months of 1997 includes an $87 after-tax settlement gain associated with lump-sum pension payments that exceeded the projected service and interest costs for 1996 retirements. Excluding these 1997 one-time charges and gain, PacBell's income before cumulative effect of accounting changes for the first nine months of 1998 increased by $189, or 26.8%, compared to $704 for the first nine months of 1997. The primary factor for this increase in income before cumulative effect of accounting changes during the first nine months of 1998 was growth in demand for services and products.

Operating Revenues PacBell's operating revenues for the first nine months of 1997 reflect reductions of $114 related primarily to the impact of several regulatory rulings. Excluding these items, PacBell's operating revenues increased $480, or 7.3%, for the first nine months of 1998. Components of operating revenues for the first nine months of 1998 and 1997 are as follows:

----------------------------------------------------------------------------
                                                    Nine-Month Period
                                              ------------------------------
                                                                     Percent
                                                  1998     1997      Change
----------------------------------------------------------------------------
Local service                                 $  3,469  $ 3,201         8.4%
Network access:
   Interstate                                    1,493    1,255        19.0
   Intrastate                                      556      596        (6.7)
Long-distance service                              925      897         3.1
Other                                              604      504        19.8
-------------------------------------------------------------------
     Total                                    $  7,047  $ 6,453         9.2%
============================================================================

PACIFIC BELL

Item 2. Management's Discussion and Analysis of Results of Operations Dollars in millions

RESULTS OF OPERATIONS - Continued

      Local service revenues increased $268 in the first nine months of 1998 due to increases in demand, which accounts for more than 83% of the increase, including increases in access lines, vertical services and data revenues. The number of access lines increased by 4.4% since September 30, 1997, with approximately 42% of access line growth due to the sales of additional access lines to existing residential customers. Vertical services revenues, which include custom calling services, call control options, Caller ID and other services, increased by approximately 30% and totaled more than $385 for the first nine months of 1998. Local service revenues also reflect an increase of approximately $21 due primarily to a July 1998 California Public Utility Commission (CPUC) rate rebalancing order associated with the implementation of the California universal service fund that went into effect in February 1997. The rate rebalancing shifted revenues from long-distance and intrastate access revenues during the quarter with a neutral impact on total operating revenues. Additionally, Federal payphone deregulation implemented in April 1997 caused local service to increase by approximately $46 and caused a decrease in interstate network access of approximately $8, long-distance service of approximately $9 and other operating revenues of approximately $7.

      Network access The increase in interstate network access revenues for the first nine months of 1998 reflects second quarter 1997 one-time charges of $134. These one-time charges included billing claim settlements related to the effect of the change of the Percentage Interstate Usage (PIU) factor in California and several Federal regulatory issues including end-user charges, 800 data base charges, recovery of certain employee-related expenses and the retroactive effect of the productivity factor adjustment in the Federal price cap filing. While the 1997 change in the PIU factor, which is used to allocate network access usage between interstate and intrastate jurisdictions, also had the effect of increasing intrastate network access revenues, it resulted in a slight decline in total network access revenues due to rate differences between the two jurisdictions.

      Without these impacts, interstate access revenues increased $104, or 7.5%. The increase was due primarily to approximately $119 in demand for access services by interexchange carriers, primarily special access, and growth in end-user charges attributable to an increasing access line base. Also contributing to the increase was the absence of the 1997 revenue offset of approximately $36 required for net payments for long-term support which were designed to subsidize universal service. This change is discussed further in operations and support below. Partially offsetting these increases were the effects of PacBell's annual rate reductions of approximately $58 related to the Federal productivity factor adjustment, as discussed in PacBell's 1997 Annual Report on Form 10-K, and payphone deregulation of approximately $8 referred to above in local service.

      Intrastate network access revenues decreased $40 in the first nine months of 1998 due to the 1997 PIU settlements of $32 described above. Excluding this impact, intrastate network access revenues decreased slightly, attributable in part to the July 1998 rate rebalancing order discussed in local service.

      Long-distance service revenues increased $28 in the first nine months of 1998. This increase was due to a higher volume of toll messages due to the growing California economy and alternative calling plans. As noted in local service, the increase in long-distance service revenues was partially offset by payphone deregulation and the rate rebalancing order.

PACIFIC BELL

Item 2. Management's Discussion and Analysis of Results of Operations Dollars in millions

RESULTS OF OPERATIONS - Continued

      Other operating revenues increased $100 in the first nine months of 1998. Approximately 83% of this increase was due to increased demand for nonregulated products and services, voice messaging services and equipment sales, partially offset by payphone deregulation referred to above in local service.

Operating Expenses Components of operating expenses for the first nine months of 1998 and 1997 are as follows:

---------------------------------------------------------------------------
                                                   Nine-Month Period
                                              -----------------------------
                                                                    Percent
                                                  1998     1997     Change
---------------------------------------------------------------------------
Operations and support                        $  3,873  $   4,716    (17.9)%
Depreciation and amortization                    1,386      1,477     (6.2)
------------------------------------------------------------------
  Total                                       $  5,259  $   6,193    (15.1)%
===========================================================================

PacBell manages its financial and business operations excluding special one-time or unusual charges and refers to these adjusted results as normalized operations. As discussed in Note 3 to the Consolidated Financial Statements, PacBell's operating expenses in the first nine months of 1997 reflect $1.2 billion of adjustments for charges related to SBC's strategic initiatives, a comprehensive review of operations of the merged company, the impact of several regulatory rulings and ongoing merger integration costs. In addition, the first nine months of 1997 include a first quarter settlement gain of $146 associated with lump-sum pension payments that exceeded the projected service and interest costs for 1996 retirements. Excluding these 1997 adjustments, PacBell's normalized operating expenses increased $156, or 3.1%, for the first nine months of 1998.

      Operations   and  support   Components  of  operations   and  support  and
      normalizing adjustments for the first nine months of 1998 and 1997 are as follows:

---------------------------------------------------------------------------
                                                   Nine-Month Period
                                              -----------------------------
                                                                    Percent
                                                 1998      1997     Change
---------------------------------------------------------------------------
Cost of services and products                 $  2,563  $   2,458      4.3%
Selling, general and administrative              1,310      2,258    (42.0)
------------------------------------------------------------------
  Total operations and support                   3,873      4,716    (17.9)
Adjustments                                        -         (963)     -
------------------------------------------------------------------
  Normalized operations and support           $  3,873  $   3,753      3.2%
===========================================================================

      Operations and support consists of all operating expenses except depreciation and amortization. Operations and support expenses for the first nine months of 1997 reflect $1.1 billion of the adjustments referred to above partially offset by the $146 settlement gain described above.

      Excluding these adjustments, normalized operations and support increased $120, or 3.2%, in the first nine months of 1998. The relatively low level of expense increase has resulted from merger initiatives that have already been implemented.

PACIFIC BELL

Item 2. Management's Discussion and Analysis of Results of Operations Dollars in millions

RESULTS OF OPERATIONS - Continued

      The overall increase was due primarily to increases in merger implementation costs in 1998 of approximately $218, 1997 pension settlement gains relating to 1997 retirees totaling approximately $96, increased costs associated with reciprocal compensation for the termination of Internet traffic of approximately $49, and increases in universal service fund (USF) charges of approximately $64 that were previously reported as an offset against network access revenues. The current USF system assesses charges, recorded as expense, and any amounts to be received separately. Previously, a net payment or receipt for long-term support would be recorded as an offset to (or increase in) revenue. In addition, wages and salaries and materials increased approximately $38. These increases were partially offset by reductions in use of contract labor of approximately $136, reduced expenditures for interconnection and local competition initiatives of approximately $100 and net reductions to benefits, right-to-use fees and research and development costs totaling approximately $95. Costs incurred for local number portability were comparable for the first nine months of each year.

      Depreciation   and   amortization   Summarization   of  depreciation   and
      amortization expense and normalizing adjustments for the first nine months of 1998 and 1997 is as follows:

----------------------------------------------------------------------------
                                                    Nine-Month Period
                                              ------------------------------
                                                                    Percent
                                                  1998     1997     Change
----------------------------------------------------------------------------
Depreciation and amortization                 $   1,386 $   1,477     (6.2)%
Adjustments                                          -       (127)      -
-----------------------------------------------------------------
  Normalized depreciation and amortization    $   1,386 $   1,350      2.7%
===========================================================================

      Depreciation and amortization for the first nine months of 1997 reflects charges totaling $127 to record impairment of plant including analog switching equipment. Excluding these adjustments, depreciation and amortization increased $36 for the first nine months of 1998. The increase was primarily due to increased depreciation expense of $72 resulting from overall higher plant levels. This increase was substantially offset by reduced depreciation of $42 on analog switching equipment.

Interest expense decreased $22, or 6.4%, for the first nine months of 1998 due to interest of $27 associated with the second quarter 1997 one-time charges. Excluding these one-time charges, interest expense increased $5, or 1.6%, due primarily to increased interest expense resulting from an increase in long-term debt.

Other income (expense) - net was a net expense of $16 for the first nine months of 1997 and included a second quarter one-time charge of $30 for SBC's strategic initiatives, primarily writeoffs of nonoperating plant, partially offset by the recognition of $11 of investment returns on funds held in trust for deferred compensation.

Income Taxes for the first nine months of 1997 reflect the tax effect of charges for strategic initiatives resulting from SBC's comprehensive review of operations of the merged company and the impact of several regulatory rulings as well as taxes on the pension settlement gain discussed in operations and support. Excluding these items, income taxes for the first nine months of 1997 would have been $460. Income taxes for the first nine months of 1998 were higher due primarily to higher income before income taxes.

PACIFIC BELL

Item 2. Management's Discussion and Analysis of Results of Operations Dollars in millions

OPERATING ENVIRONMENT AND TRENDS OF THE BUSINESS - Continued

Cumulative Effect of Accounting Changes, as discussed in Note 3 to the Consolidated Financial Statements, includes the effect of changes applied retroactively to conform accounting methodologies between PacBell and SBC effective January 1, 1997. The cumulative after-tax effect of these one-time changes is $345.

PACIFIC BELL

Item 2. Management's Discussion and Analysis of Results of Operations Dollars in millions

OPERATING ENVIRONMENT AND TRENDS OF THE BUSINESS

COMPETITIVE AND REGULATORY ENVIRONMENT

California Regulation In October 1998, the CPUC issued a final decision modifying the current regulatory framework for PacBell effective January 1, 1999. The decision adopted PacBell's proposal that the current cap on basic residential rates be continued for three more years, through 2001, with the CPUC itself having the ability to adjust basic telephone rates. The final decision also suspended earnings sharing, rate of return reviews and the use of earnings caps and floors until the next review in 2001. The decision also adopted PacBell's proposal to eliminate depreciation reviews and granted PacBell the freedom to set its own depreciation rates and methodology. It also continued the suspension of the productivity factor adjustment. In addition, the CPUC decision eliminated most future exogenous cost adjustments including the recovery of future costs related to a 1993 accounting change for postretirement benefits other than pensions. Management currently estimates the items embodied within the new regulatory framework will have the net effect of reducing revenue by approximately $100 in 1999.

Telecommunications Act of 1996 In July 1997, SBC brought suit in the United States District Court for the Northern District of Texas (U.S. District Court), seeking a declaration that parts of the Telecommunications Act of 1996 (Telecom
Act) are unconstitutional on the grounds that they improperly discriminate against PacBell by imposing restrictions that prohibit PacBell by name from offering interLATA long-distance and other services that other Local Exchange Carriers (LECs) are free to provide. The suit challenged only those portions of the Telecom Act that exclude PacBell from competing in certain lines of business. On December 31, 1997, the U.S. District Court ruled in favor of SBC and declared certain sections of the Telecom Act unconstitutional, thereby allowing SBC to enter interLATA long-distance in PacBell's operating areas. On September 4, 1998, the United States Court of Appeals for the Fifth Circuit (5th Circuit) reversed this decision and ruled that the challenged provisions of the Telecom Act are constitutional. In October 1998, SBC asked the United States Supreme Court (Supreme Court) to hear an appeal of the 5th Circuit decision. The Supreme Court has not yet determined if it will hear this appeal. If it decides to accept the case, a decision would not likely occur until 1999.

Interconnection Reciprocal compensation is billed to PacBell by Competitive Local Exchange Carriers (CLECs) for the termination of certain local exchange traffic to CLEC customers. SBC believes that under the Telecom Act the state commissions only have authority to order reciprocal compensation for intrastate or local traffic, while only the Federal Communications Commission (FCC) has authority over interstate and interexchange traffic, which is where SBC believes most Internet traffic terminates. In an October 1998 order, the CPUC has taken the position that Internet communications is intrastate or local traffic and ordered PacBell to make payment of appropriate reciprocal compensation to certain CLECs. The question whether Internet communications should be classified as local/intrastate or interstate traffic for reciprocal compensation purposes is the subject of pending CPUC and FCC proceedings and the FCC is expected to rule on this issue in the near future. PacBell has been recording amounts sought by certain CLECs for the termination of Internet traffic to Internet Service Providers as they have been billed.

Long-distance Application In October 1998, the CPUC staff released a report on PacBell's checklist compliance efforts. The CPUC staff concluded that PacBell has not met all items of the FCC's 14-point checklist required for entry into in-region interLATA long-distance and made a series of recommendations as to how PacBell can meet the remaining checklist items. PacBell is working with the CPUC to address these remaining items. A proposed decision and vote by the CPUC on whether to recommend PacBell's application to the FCC is expected by late 1998.

PACIFIC BELL

Item 2. Management's Discussion and Analysis of Results of Operations Dollars in millions

OPERATING ENVIRONMENT AND TRENDS OF THE BUSINESS - Continued

Uniform System of Accounts Rewrite In a 1988 CPUC decision, PacBell received a rate increase as a result of an FCC mandated change in accounting which required the expensing of items that were previously capitalized. The decision required an annual incremental rate reduction of $23, but did not address a termination date for the rate reduction. PacBell filed an application in 1995 to terminate the rate reductions and with subsequent CPUC approval, halted rate reductions for 1996, 1997 and 1998, pending the outcome of hearings. In September 1998, the CPUC issued a decision that grants PacBell's request to discontinue the rate reductions. The decision became final in October 1998.

OTHER BUSINESS MATTERS

New Accounting Standards In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133) which will require all derivatives to be recorded on the balance sheet at fair value, and will require changes in the fair values of the derivatives to be recorded in net income or comprehensive income. FAS 133 must be adopted for years beginning after June 15, 1999 with earlier adoption permitted. PacBell currently has no derivative financial instruments.

See Note 4 to the Consolidated Financial Statements for a discussion of the new accounting standard on software costs.

SBC's Year 2000 Project SBC operates numerous date-sensitive computer applications and systems throughout its businesses. Since 1996, SBC has been working to upgrade its networks and computer systems to properly recognize the Year 2000 and continue to process critical operational and financial information. Companywide teams are in place to address and resolve Year 2000 issues and processes are underway to evaluate and manage the risks and costs associated with preparing SBC's date-impacted systems and networks for the new millennium.

SBC is using a four-step methodology to address the issue. The methodology consists of inventory and assessment, hardware and software fixes, testing and deployment. SBC measures its progress by tracking the number of completed hardware and software applications, network components, personal computers and building facilities that can correctly process Year 2000 dates.

Inventory and assessment is estimated to require 20% of the overall effort and includes the identification of items (i.e., line-by-line review of software code, switch generics, vendor products, etc.) that could be impacted by the Year 2000 and the determination of the work effort required to get them ready. The inventory and assessment phase has been completed. This process involved reviewing over 300 million lines of software code, 1,100 central office switches, 6,800 company buildings, conducting an inventory and assessment of 100,000 personal computers, and coordinating with 1,200 suppliers of 12,000 products to obtain adequate assurance they will be compliant with the Year 2000 or determine and address any appropriate contingency plans or back-up systems.

Making the hardware and software fixes is the second phase of the process and is estimated to require 25% of the overall effort. This activity involves modifying program code, upgrading computer software and upgrading or replacing hardware. As of September 30, 1998, more than half of the hardware and software fixes were accomplished.

PACIFIC BELL

Item 2. Management's Discussion and Analysis of Results of Operations Dollars in millions

OPERATING ENVIRONMENT AND TRENDS OF THE BUSINESS - Continued

Testing involves ensuring that hardware and software fixes will work properly in 1999 and beyond and occurs both before and after deployment. Testing is estimated to comprise 45% of the overall effort. Testing began early in 1998, is approximately one-third complete, and will continue through 1999 to allow for thorough testing before the Year 2000. Any need for contingency plans or back-up systems are being determined and addressed during the testing phase.

Deployment involves placing the "fixed" systems into a live environment to ensure they are working properly. Additional testing is done after deployment as well. Deployment is estimated to require 10% of the overall effort. Nearly half of the deployment phase was completed as of September 30, 1998.

SBC expects to spend less than $250 million on the entire project, with approximately $89 million spent through September 30, 1998. As testing and hardware and software fixes are estimated to require most of the expenditures, there is not a strict correlation between expenditures and project completion.

The activities involved in SBC's Year 2000 project necessarily involve estimates and projections, as described above, of activities and resources that will be required in the future. These estimates and projections could change as work progresses on the project.

Debt Repurchase Offer On October 29, 1998, PacBell issued an offer to repurchase up to $925 in debentures. PacBell at this time is unable to predict the amount of debt that will be redeemed by this offer.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

PACIFIC BELL

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits

      Exhibit 12  Computation of Ratios of Earnings to Fixed Charges.

      Exhibit 27  Financial Data Schedule.

(b)   Reports on Form 8-K

      There were no reports on Form 8-K filed during the third quarter ended September 30, 1998.

                                         SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       PACIFIC BELL




November 4, 1998                       /s/ Robert B. Pickering
                                       -------------------------
                                       Robert B. Pickering
                                       Vice President and Chief Financial
                                       Officer