Form 10-K405
period 1998-12-31
PACIFIC BELL
filed 1999-03-12
CIK 75641

FORM 10-K

                                  UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

(Mark One)

  |X|           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                          For fiscal year ended December 31, 1998

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

THE REGISTRANT, AN INDIRECTLY HELD WHOLLY-OWNED SUBSIDIARY OF SBC COMMUNICATIONS INC., MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I(1)(a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION I(2).

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

                                  SCHEDULE A

          Securities Registered Pursuant To Section 12(b) Of The Act:


                                                Name of each exchange
      Title of each Class                        on which registered
       ---------------                            ---------------

Ten Year 7 1/4% Note,                          New York Stock Exchange
Due July 1, 2002

Twelve Year 6 1/4% Note,                       New York Stock Exchange
Due March 1, 2005

Thirty-Three Year 7 1/8% Debenture,            New York Stock Exchange
Due March 15, 2026

Forty Year 7 1/2% Debenture,                   New York Stock Exchange
Due February 1, 2033

Thirty Year 6 7/8% Debenture,                  New York Stock Exchange
Due August 15, 2023

Forty-One Year 6 5/8% Debenture,               New York Stock Exchange
Due October 15, 2034

                               TABLE OF CONTENTS




Item                                                                  Page
----                                                                  ----

                                  PART I

 1.  Business.......................................................     4
 2.  Properties.....................................................     7
 3.  Legal Proceedings..............................................     7
 4.  Submission of Matters to a Vote of Security Holders............     *


                                    PART II

 5.  Market for Registrant's Common Equity and Related
       Stockholder Matters..........................................     8
 6.  Selected Financial and Operating Data..........................     8
 7.  Management's Discussion and Analysis of Results of Operations
     (Abbreviated pursuant to General Instruction I(2)).............     9
 7A. Quantitative and Qualitative Disclosures about Market Risk.....    18
 8.  Financial Statements and Supplementary Data....................    20
 9.  Changes in and Disagreements with Accountants on Accounting
       and Financial Disclosure.....................................    42


                                   PART III

10.  Directors and Executive Officers of the Registrant.............     *
11.  Executive Compensation.........................................     *
12.  Security Ownership of Certain Beneficial Owners and
       Management...................................................     *
13.  Certain Relationships and Related Transactions.................     *


                                    PART IV

14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K   43




----------

*Omitted pursuant to General Instruction I(2).

                                           PART I

ITEM 1. BUSINESS

                                          GENERAL

Pacific Bell (PacBell, which also includes its subsidiary, PacBell Information Services (PBIS)) is a telecommunications company that operates predominantly in the communications services industry. PacBell is a wholly-owned subsidiary of Pacific Telesis Group (PAC), a wholly-owned subsidiary of SBC Communications Inc. (SBC). PacBell provides landline telecommunications services over approximately 18 million access lines in California. PacBell provides local exchange services and is subject to regulation by the California Public Utilities Commission (CPUC) and by the Federal Communications Commission (FCC). PacBell was incorporated under the laws of the State of California in 1906 and has its principal executive offices at 140 New Montgomery, San Francisco, California 94105-3705 (telephone number 415-542-9000).

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

On February 8, 1996, the Federal Government enacted the Telecommunications Act of 1996 (Telecom Act), a major, wide-ranging amendment to the Communications Act of 1934.

By its specific terms, the Telecom Act supersedes the jurisdiction of the District Court with regard to activities occurring after the date of enactment. The FCC is given authority for all post-enactment conduct, with the District Court retaining jurisdiction of pre-enactment conduct for a five-year period. As a result of these provisions, on April 11, 1996 the District Court issued its Opinion and Order terminating the MFJ and dismissing all pending motions as moot, thereby effectively ending 13 years regulation of RHCs under the MFJ.

Additional information relating to the Telecom Act is contained in Item 7, Management's Discussion and Analysis of Results of Operations of this report under the heading "Regulatory Environment" beginning on page 13.

Business Combinations

With the completion of SBC's mergers with PAC in 1997 and with Southern New England Telecommunications Corporation in 1998, SBC began reviews of operations of PacBell, Southwestern Bell Telephone, Nevada Bell and The Southern New England Telephone Company (collectively referred to as the Telephone Companies). As a result of the review and recommendations of merger teams, SBC is centralizing several key functions that will support the operations of the Telephone Companies, including network planning, strategic marketing and procurement. It is also consolidating a number of corporate-wide support activities, including research and development, information technology, financial transaction processing and real estate management. The Telephone Companies will continue as separate legal entities. These initiatives continue to result in the creation of some jobs and the elimination and realignment of others, with many of the affected employees changing job responsibilities and in some cases assuming positions in other locations. Additional information on this matter is contained in Note 2 of Notes to Consolidated Financial Statements.

                                    BUSINESS OPERATIONS

PacBell provides telecommunications services by serving approximately 18 million access lines in the nation's most populous state, California, which includes two of the country's five largest metropolitan areas. PacBell offers customers an expansive range of services and products, varying by market, including: local exchange services, long distance, telecommunications equipment and enhanced services. Services and products (described more fully below) are provided by PacBell and its wholly-owned subsidiary, PBIS.

PacBell's revenues are categorized for financial reporting purposes as local service, network access, long distance service and other.

The following table sets forth for PacBell the percentage of total operating revenues by any class of service which accounted for 10% or more of total operating revenues in any of the last three fiscal years.

------------------------------------------------ -------------------------------
                                                      Percentage of Total
                                                       Operating Revenues
------------------------------------------------ -------------------------------
                                                      1998      1997       1996
------------------------------------------------ ---------- --------- ----------
Local service                                          52%       52%        49%
Network access                                         28%       29%        30%
Long distance service                                  13%       13%        15%
------------------------------------------------ ---------- --------- ----------

Local services involve the transport of wireline telecommunications traffic between telephones and other customer premises equipment located within the same local service calling area. Local services include: basic local exchange service, certain extended area service, dedicated private line services for voice and special services, directory assistance and various vertical services, including custom calling services, call control options, voice messaging and Caller ID services.

Network access services connect a subscriber's telephone or other equipment to the transmission facilities of other carriers that provide long distance (principally interLATA) and other communications services. Network access services are either switched, which use a switched communications path between the carrier and the customer, or special, which use a direct nonswitched path.

Long distance services involve the transport of telecommunications traffic between local calling areas within the same LATA (intraLATA). Long distance services also include other services such as Wide Area Telecommunications Service (WATS or 800 services) and other special services.

PacBell provides its services over  approximately  10.9 million  residential and
7.0 million business access lines in California. During 1998 total access lines grew by 4.0%.

Customer Premises Equipment and Other Equipment Sales

Equipment offerings at PacBell range from single-line and cordless telephones to sophisticated digital business exchange (PBX) systems, all of which can be offered with PacBell's central office based solutions. PBX is a private telephone switching system, usually located on a customer's premises, which provides intra-premise telephone services as well as access to the public switched network.

New Products

As part of its continuing strategy to be among the leaders in the communications services industry, PacBell is constantly developing new services and products. It currently is introducing several new data products including Asymmetrical Digital Subscriber Line (ADSL). ADSL enables customers to transfer over existing telephone lines, data, graphics, audio and video files at speeds up to 1.5 megabits per second. ADSL allows customers to simultaneously make a phone call and access information via the Internet or an office local area network. ADSL is the subject of a pending FCC review. Additional information relating to the pending FCC review of ADSL is contained in Item 7, Management's Discussion and Analysis of Results of Operations of this report under "Regulatory Environment" beginning on page 13.

During 1998, PacBell continued to expand its offering of vertical services throughout its operating areas. These services include, among other things, Caller ID, a feature which displays the telephone number of the person calling and the caller's name in certain markets; Call Return, a feature that redials the number of the last incoming call; and Call Blocker, a feature which allows customers to automatically reject calls from a designated list of telephone numbers.

PBIS has several registered trademark products, which include residential voice messaging services (The Message Center), business messaging services (Pacific Bell Voice Mail), and business call management services (Pacific Bell Call Management).

Since 1996, PacBell has been offering certain local services on a "wholesale" basis to competitors, as well as providing elements of its networks on an "unbundled" basis for local competition. These services are being offered as specified by the Telecom Act and state actions and interconnection agreements. The Telecom Act and the regulations promulgated by federal and state agencies to implement it have resulted in PacBell facing increased competition in significant portions of its business. At December 31, 1998, PacBell provided wholesale services to approximately 240,000 access lines. Management cannot quantify the impact to PacBell's business in 1999 from local exchange competition, as uncertainty exists as to the breadth and scope of competitors' offering of local exchange services to all portions of the market in-region, and as certain regulations, tariffs and negotiations governing such competition are not yet finalized, but expects continued increases in local exchange services competition.

Operating Segments

In June 1997, the Financial Accounting Standards Board issued Statement No. 131, "Disclosures About Segments of an Enterprise and Related Information" (FAS 131), which establishes standards for the way that public business enterprises report information about operating segments in quarterly and annual financial statements. FAS 131 changes segment reporting from an industry segment basis to an operating segment basis defined based on how the business is managed. As PacBell operates in only one of SBC's segments, wireline telecommunications services, separate segment reporting does not apply to PacBell.

                                   GOVERNMENT REGULATION

PacBell is subject to regulation by the CPUC which has the power to regulate, in varying degrees, intrastate rates and services, including local, long distance and network access services. PacBell is also subject to the jurisdiction of the FCC with respect to interstate and international rates and services, including interstate access charges. Access charges are designed to compensate PacBell for the use of their facilities for the origination or termination of long distance and other communications by other carriers.

Additional information relating to federal and state regulation of PacBell is contained in Item 7, Management's Discussion and Analysis of Results of Operations of this report under the heading "Regulatory Environment" on page 13.

                                       MAJOR CUSTOMER

No customer accounted for more than 10% of PacBell's consolidated revenues in 1998, 1997 or 1996.

                                        COMPETITION

Information relating to competition in the telecommunications industry is contained in Item 7, Management's Discussion and Analysis of Results of Operations of this report under the heading "Competition" beginning on page 16.

Customer Premises Equipment and Other Equipment Sales

PacBell faces significant competition from numerous companies in marketing its telecommunications equipment.

                                  RESEARCH AND DEVELOPMENT

Certain company-sponsored basic and applied research was conducted at Bell Communications Research, Inc. (Bellcore). PacBell owned a one-seventh interest in Bellcore and another affiliate of SBC owned a one-seventh interest, with the remainder owned by the other four remaining RHCs. In November 1997, the RHCs sold Bellcore to a third party but continue to have a research agreement with Bellcore. The RHCs have retained the activities of Bellcore that coordinate the Federal Government's telecommunications requirements for national security and emergency preparedness.

Applied research is also conducted at SBC Technology Resources, Inc. (TRI), a subsidiary of SBC. TRI provides research, technology planning and evaluation services to SBC and its subsidiaries, including PacBell.

                                         EMPLOYEES

As of December 31, 1998, PacBell employed approximately 46,440 persons. Approximately three-fourths of the employees are represented by the
Communications Workers of America (CWA). A new agreement between the CWA and PacBell was reached on April 7, 1998, covering an estimated 34,000 employees through April 1, 2001. Among other items, the agreement specifies an 11% increase in wages over the life of the contract.

ITEM 2.  PROPERTIES

The properties of PacBell do not lend themselves to description by character and location of principal units. At December 31, 1998 network access lines represented 40% of PacBell's investment in property, plant and equipment; central office equipment represented 40%; land and buildings represented 10%; other miscellaneous property, comprised principally of furniture and office equipment and vehicles and other work equipment, represented 5%; and information origination/termination equipment represented 5%.

ITEM 3.  LEGAL PROCEEDINGS

There are no legal proceedings to report.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Omitted pursuant to General Instruction I(2).

                                          PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

Not applicable.

ITEM 6.  SELECTED FINANCIAL AND OPERATING DATA

 -------------------------------------------------------------------------------
 At December 31, or for the year ended          1998             1997
 -------------------------------------------------------------------------------
 Debt Ratio (debt, including current
      maturities, as a percentage of
      total capital)                          65.79%           67.94%
 Network access lines in  service (000)       18,066           17,369
 Access minutes of use (000,000) *            73,847           68,727
 Resold lines (000)                              240              238
 Number of employees                          46,440           45,740
 -------------------------------------------------------------------------------

* Amounts have been restated.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS Dollars in millions

This discussion should be read in conjunction with the financial statements and the accompanying notes.

Results of Operations

Summary

Financial results, including percentage changes from the prior year, are summarized as follows:

--------------------------------------------------------------------------------
                                                                  Percent Change
                                                1998        1997   1998 vs. 1997
--------------------------------------------------------------------------------
Operating revenues                          $  9,406    $  8,726            7.8%
Operating expenses                          $  7,107    $  8,243         (13.8)%
Income before extraordinary loss and
  cumulative effect of accounting changes   $  1,137    $      -            -
Extraordinary loss                          $    (60)   $      -            -
Cumulative effect of accounting changes     $      -    $    345            -
Net income                                  $  1,077    $    345            -
--------------------------------------------------------------------------------

PacBell recognized an extraordinary loss in 1998 relating to the early retirement of debt (see Note 5 of Notes to Consolidated Financial Statements).

Net income for 1997 includes a cumulative effect of accounting changes related to conforming accounting methodologies between PacBell and SBC for, among other items, pensions and postretirement benefits. (See Note 2 of Notes to Consolidated Financial Statements.)

PacBell's income before cumulative effect of accounting changes for 1997 includes after-tax charges of $1,023 reflecting strategic initiatives resulting from SBC's merger with PAC, the impact of several recent regulatory rulings and ongoing merger integration costs. In addition, 1997 was favorably affected by an $87 after-tax settlement gain associated with lump-sum pension payments that exceeded the projected service and interest costs for 1996 retirements and an $18 after-tax gain on the sale of PacBell's interest in Bellcore. Excluding these 1997 one-time charges and gains, PacBell's income before extraordinary loss and cumulative effect of accounting changes for 1997 was $918, compared to $1,137 for 1998, an increase of $219, or 23.9%. The primary factor for this increase in income before extraordinary loss and cumulative effect of accounting change during 1998 was growth in demand for services and products.

Items affecting the comparison of the operating results between 1998 and 1997 are discussed in the following sections.

Dollars in millions

Operating Revenues

PacBell's operating revenues increased $680, or 7.8%, in 1998. Components of total operating revenues, including percentage changes from the prior year, are as follows:

-------------------------------------------------------------------------------
                                                                  Percent Change
                                            1998        1997       1998 vs. 1997
-------------------------------------------------------------------------------
Local service                           $  4,852    $  4,515                7.5%
Network access:
  Interstate                               1,913       1,715               11.5
  Intrastate                                 764         790               (3.3)
Long distance service                      1,210       1,176                2.9
Other                                        667         530               25.8
================================================================
  Total operating revenues              $  9,406    $  8,726                7.8%
===============================================================================

    Local Service revenues increased $337, or 7.5%, in 1998 due primarily to increased demand, which totaled $299, including increases in access lines and vertical services revenues. The number of access lines increased by approximately 4.0% in 1998, with approximately 53% of access line growth due to the sales of additional access lines to existing residential customers. Vertical services revenues, which include custom calling services, call control options, Caller ID, voice mail and other enhanced services, increased by approximately 26% and totaled approximately $732 for 1998.

    Additionally, local service revenues increased as a result of several regulatory actions that also had the effect of decreasing one or more other types of operating revenues. In 1998, federal payphone regulation and the introduction of the California High Cost Fund (CHCFB) collectively increased local service revenues by approximately $77 and decreased long distance revenue by approximately $43, intrastate network access revenue by approximately $24, interstate network access revenue by approximately $8 and other operating revenue by approximately $7. The net effect on total operating revenue for these items was a decrease of $5. The CPUC has stated that the CHCFB is intended to directly subsidize the provision of service to high cost areas and allow PacBell to set competitive rates for other services. The increase in local service revenues was partially offset by decreases of $22 resulting from rate reductions under CPUC price cap orders.

    Network Access The increase in interstate network access revenues in 1998 reflects second quarter 1997 one-time charges of $134. These one-time charges included billing claim settlements related to the effect of the change of the Percentage Interstate Usage (PIU) factor in California and several federal regulatory issues including end-user charges, 800 data base charges, recovery of certain employee-related expenses and the retroactive effect of the productivity factor adjustment in the federal price cap filing. While the 1997 change in the PIU factor, which is used to allocate network access usage between interstate and intrastate jurisdictions, also had the effect of increasing intrastate network access revenues, it resulted in a slight decline in total network access revenues due to rate differences between the two jurisdictions.

    Without these impacts, interstate access revenues increased $64, or 3.5%, in 1998. The increase was due primarily to increased demand for access services by interexchange carriers, primarily special access, and growth in end-user charges attributable to an increasing access line base, which collectively resulted in an increase of approximately $169. Partially offsetting these increases were the effects of PacBell's annual rate reductions of approximately $47 related to the FCC's productivity factor adjustment and changes related to payphone deregulation of approximately $8 noted in local service

Dollars in millions

    above. Additional decreases in 1998 totaling approximately $38 resulted from an increase in universal service fund net payments implemented in the first quarter of 1998 that exceeded the 1997 net payments of long-term support, which were designed to subsidize universal service. The net federal universal fund payments and receipts will be exogenous factors in future federal price cap filings.

    Intrastate network access revenues decreased $26, or 3.3%, in 1998 due to the 1997 PIU settlements of $32 described above. Excluding this impact, intrastate network access increased slightly, attributable to increased demand of $41, offset in part by the effects of the CHCFB described above in local service totaling approximately $24 and by CPUC rate reductions of approximately $4.

    Long Distance Service revenues increased $34, or 2.9%, in 1998. This increase was related to a higher volume of toll messages due to the growing California economy and alternative calling plans totaling approximately $48 and local exchange carrier billing settlements of approximately $17. As noted in local service, the increase in long distance service revenues was partially offset by the combined effects of payphone deregulation and the CHCFB of $43.

    Other operating revenues increased $137, or 25.8%, in 1998 due primarily to increased sales from nonregulated products and services totaling approximately $65 and increased equipment sales of approximately $57. These increases were partially offset by approximately $7 related to federal payphone regulation discussion in local service above.

Operating Expenses

Components of total operating expenses including percentage changes from the prior year, are as follows:

-------------------------------------------------------------------------------
                                                                  Percent Change
                                            1998        1997       1998 vs. 1997
-------------------------------------------------------------------------------
Operations and support                  $  5,242    $  6,320             (17.1)%
Depreciation and amortization              1,865       1,923              (3.0)
----------------------------------------------------------------
  Total operating expenses              $  7,107    $  8,243             (13.8)%
===============================================================================

PacBell manages its financial and business operations excluding special one-time or unusual charges and refers to these adjusted results as normalized operations. As discussed in Note 2 of Notes to Consolidated Financial Statements, PacBell's operating expenses in 1997 reflect $1.3 billion of adjustments for charges related to SBC's strategic initiatives, a comprehensive review of operations of the merged company, the impact of several regulatory rulings and ongoing merger integration costs. In addition, 1997 includes a first quarter settlement gain of $146 associated with lump-sum pension payments that exceeded the projected service and interest costs for 1996 retirements. Excluding these 1997 adjustments, PacBell's normalized operating expenses increased $184, or 2.7%, for 1998.

    Operations and Support Components of operations and support and normalizing adjustments for 1998 and 1997 are as follows:

-------------------------------------------------------------------------------
                                                                  Percent Change
                                            1998        1997       1998 vs. 1997
-------------------------------------------------------------------------------
Operations and support                  $  5,242    $  6,320             (17.1)%
Adjustments                                    -      (1,194)              -
----------------------------------------------------------------
  Normalized operations and support     $  5,242    $  5,126               2.3%
===============================================================================

Dollars in millions

    Normalized operations and support increased $116, or 2.3%, in 1998. The increase for 1998 includes costs of approximately $411 related to progression in the merger implementation process including charges from centralized support functions throughout SBC and other merger initiatives. Operations and support also increased in 1998 due to 1997 pension settlement gains relating to 1997 retirees totaling approximately $146 and increased costs associated with reciprocal compensation for the termination of Internet traffic of approximately $76 (see "Federal Regulation" for further discussion about reciprocal compensation). In addition, materials, right-to-use fees and union contract ratification fees increased approximately $67. These increases were partially offset by reductions in use of contract labor of approximately $181, reduced expenditures for interconnection, customer number portability and local competition initiatives of approximately $195 and net reductions to wages and salaries, benefits, research and development costs and other non-labor costs totaling approximately $199.

    Depreciation and Amortization Summarization of depreciation and amortization expense and normalizing adjustments for 1998 and 1997 is as follows:

-------------------------------------------------------------------------------
                                                                  Percent Change
                                            1998        1997       1998 vs. 1997
-------------------------------------------------------------------------------
Depreciation and amortization           $  1,865    $  1,923              (3.0)%
Adjustments                                    -        (127)              -
----------------------------------------------------------------
  Normalized depreciation and
    amortization                        $  1,865    $  1,796                3.8%
===============================================================================

    Depreciation and amortization expense for 1997 reflects charges totaling $127 to record impairment of plant and intangibles including analog switching equipment. Excluding these adjustments, depreciation and amortization increased $69, or 3.8%, in 1998. The net increase was due primarily to increased depreciation expense of $97 resulting from overall higher plant levels. This increase was partially offset by reduced depreciation of $42 on analog switching equipment.

Interest Expense decreased $34, or 7.4%, in 1998 due to interest of $27 associated with the second quarter 1997 one-time charges. Excluding these one-time charges, interest expense decreased $7, or 1.6%, due primarily to reductions in interest expense resulting from lower average debt levels and lower weighted average interest rates.

Other Income (Expense) - Net in 1997 included a second quarter one-time charge of $30 for SBC's strategic initiatives, primarily writeoffs of nonoperating plant, partially offset by the gain recognized from the sale of PacBell's interest in Bellcore of $30.

Income Taxes for 1997 reflect the tax effect of charges for strategic initiatives resulting from SBC's comprehensive review of operations of the merged company and the impact of several regulatory rulings as well as taxes on the pension settlement gain and gain on the sale of PacBell's interest in Bellcore discussed in operations and support. Excluding these items, income taxes for 1997 would have been $580. Income taxes for 1998 were higher due primarily to higher income before income taxes.

Extraordinary Loss In 1998, PacBell recorded an extraordinary loss of $60 related to the refinancing of $684 of long-term debt.

Cumulative Effect of Accounting Changes, as discussed in Note 2 of Notes to Consolidated Financial Statements, includes the effect of changes applied retroactively to conform accounting methodologies

Dollars in millions

between PacBell and   SBC effective January 1, 1997.  The  cumulative  after-tax effect of these one-time changes is $345.

Operating Environment and Trends of the Business

Regulatory Environment

Overview

The telecommunications industry is in a period of dynamic transition from a tightly regulated industry overseen by multiple regulatory bodies to a market-driven industry monitored by state and federal agencies. PacBell remains subject to regulation by the CPUC for intrastate services and by the FCC for interstate services.

Consolidation of companies is occurring within the marketplace for local telephone service and across other telecommunications services, such as long distance, cellular, cable television, Internet and other data transmission services. Companies operating in some of these markets are also expanding into others, such as the provision of local service by long distance companies. Additionally, new technologies are also affecting the way people view and use communications services.

PacBell is aggressively representing its interests before federal and state regulatory bodies, courts, Congress and the California legislature. PacBell will continue to evaluate the increasingly competitive nature of its business, and develop appropriate competitive, legislative and regulatory strategies.

Federal Regulation

Under the Telecom Act, before being permitted to offer landline interLATA long distance service in any state within the regulated operating areas, PacBell must apply for and obtain state-specific approval from the FCC. The FCC's approval, which involves consultation with the United States Department of Justice and the CPUC, requires favorable determinations that PacBell has entered into interconnection agreement(s) that satisfy a 14-point "competitive checklist" with predominantly facilities-based carrier(s) that serve residential and business customers or, alternatively, that PacBell has a statement of terms and conditions effective in that state under which they offer the "competitive checklist" items. The FCC must also make favorable public interest and structural separation determinations in connection with such applications. See "State Regulation" for status of the California application.

In December 1997, the United States District Court for the Northern District of Texas ruled that parts of the Telecom Act were unconstitutional on the grounds that they improperly discriminate against PacBell by imposing restrictions that prohibit PacBell by name from offering interLATA long distance and other services that other Local Exchange Carriers (LECs) are free to provide. In September 1998, the United States Court of Appeals for the Fifth Circuit (5th Circuit) reversed this decision and ruled that the challenged provisions of the Telecom Act were constitutional. In January 1999, the United States Supreme Court (Supreme Court) declined to hear an appeal of the 5th Circuit decision.

Interconnection In August 1996, the FCC issued rules by which competitors could connect with LECs' networks, including those of PacBell. Among other things, the rules addressed unbundling of network elements, pricing for interconnection and unbundled elements, and resale of retail telecommunications services. The FCC rules were appealed by numerous parties, including SBC.

Dollars in millions

In July 1997, the United States Court of Appeals for the Eighth Circuit (8th Circuit) held that the FCC did not have the authority to promulgate rules related to the pricing of local intrastate telecommunications and that its rules in that regard were invalid. The 8th Circuit also overturned the FCC's rules which allowed competitors to "pick and choose" among the terms and conditions of approved interconnection agreements. In October 1997, the 8th Circuit issued a subsequent decision clarifying that the Telecom Act does not require the incumbent LECs to deliver network elements to competitors in anything other than completely unbundled form.

In September 1997, a number of parties including SBC, filed petitions to enforce the July 1997 ruling of the 8th Circuit that the right to set local exchange prices, including the pricing methodology used, is reserved exclusively to the states. The petitions responded to the FCC's rejection of Ameritech Corporation's interLATA long distance application in Michigan in which the FCC stated it intended to apply its own pricing standards to RHC interLATA applications. The petitioners asserted the FCC was violating state authority. On January 22, 1998 the 8th Circuit ordered the FCC to abide by the July 1997 ruling and reiterated that the FCC cannot use interLATA long distance applications made by SBC and other RHC wireline subsidiaries wishing to provide interLATA long distance to attempt to re-impose the pricing standards ruled invalid in July 1997 by the 8th Circuit.

In January 1999, the Supreme Court ruled on an appeal of the 8th Circuit's order. The ruling held that the Telecom Act gives the FCC the authority to set guidelines for states to follow in setting prices under the Telecom Act, and reinstated the FCC rules allowing those seeking to interconnect to "pick and choose" specific provisions from previous interconnection agreements. Because the 8th Circuit's decision did not address the lawfulness of the content of the FCC pricing guidelines, the Supreme Court remanded that issue to the 8th Circuit for further consideration. The Supreme Court also held that, before the FCC could require telecommunications carriers to make a particular network element available to requesting carriers, the FCC must first consider as to proprietary elements, whether access to the elements was necessary and whether the failure to provide access to a particular element would impair the requesting carrier's ability to provide the service it seeks to offer. The effect of this ruling on PacBell cannot be determined at this time.

Reciprocal Compensation Reciprocal compensation is billed to PacBell by Competitive Local Exchange Carriers (CLECs) for the termination of certain local exchange traffic to CLEC customers. Several state commissions, including the
CPUC in an October 1998 order, expressed the position that Internet communications is intrastate or local traffic and the CPUC ordered PacBell to pay reciprocal compensation to certain CLECs pursuant to then existing contracts. PacBell has filed an application for rehearing of this decision which is pending.

In February 1999, the FCC ruled that a substantial portion of Internet communications is interstate traffic and therefore subject to federal jurisdiction. The FCC noted that carriers were bound by existing interconnection contracts as interpreted by state commissions. The FCC will issue rules determining the extent, if any, such communications are subject to reciprocal compensation. The FCC also ruled that, in the context of interpreting particular interconnection agreements, the state commissions might determine that reciprocal compensation was appropriately based on the agreement of the parties or other factors. SBC believes that the FCC ruling should prevent state commissions from imposing reciprocal compensation on this traffic.

Asymmetrical Digital Subscriber Line ADSL is a high-speed data service principally used for Internet access. In June 1998, SBC filed with the FCC a petition requesting relief for ADSL from pricing, unbundling and resale regulatory restrictions. The FCC denied the petition and declared that incumbents must offer such services for resale at a discount and must offer unbundled access to the equipment used in ADSL provisioning to the extent possible. SBC has filed with the FCC a petition for reconsideration of this

Dollars in millions

order. The FCC sought comments on offering the incumbent LECs the option of providing deregulated advanced services through an affiliate with appropriate safeguards. In California, PacBell has state approved ADSL tariffs, therefore it is uncertain what effect, if any, the FCC regulations might have on PacBell.

The effects of the FCC decisions on the above topics are dependent on many factors including, but not limited to, the ultimate resolution of the pending appeals; the number and nature of competitors requesting interconnection, unbundling or resale; and the results of the CPUC's review and handling of related matters within its jurisdiction. Accordingly, PacBell is not able to assess the impact of the FCC orders and proposed rulemaking at this time.

State Regulation

Long Distance Application In October 1998, the CPUC staff released a report on PacBell's checklist compliance efforts concluding that PacBell had not met all items of the FCC's 14-point checklist required for entry into in-region interLATA long distance. In December 1998, the CPUC issued a decision that set forth items for implementation for final compliance with the checklist. By June 1, 1999, PacBell is required either to make a compliance filing or to inform the CPUC when it will make a filing. The CPUC will then issue a proposed decision within 60 days of the filing.

IntraLATA Toll Dialing Parity In a January 1999 decision, the Supreme Court ruled that the FCC had the authority to issue rules implementing intrastate and intraLATA dialing parity. The CPUC ruled in 1997 that PacBell should implement intraLATA dialing parity under the Telecom Act at the same time its affiliate is able to provide interLATA long distance services. Several interexchange carriers are arguing before the CPUC that the Supreme Court ruling requires immediate implementation of dialing parity, preempting state requirements and that the CPUC must change its earlier decision. PacBell takes the position that dialing parity requirements should be consistent with state laws and that it should not be required to provide intraLATA toll dialing parity prior to interLATA long distance authorization. In states where dialing parity exists, customers are able to subscribe to an intraLATA toll carrier just as they do for long distance services. The parties have filed briefs addressing these issues and are awaiting the CPUC's position in the proceeding. It is also anticipated that the FCC will issue an order dealing with implementation of intraLATA toll dialing parity.

California Regulation In October 1998, the CPUC issued a decision modifying the current regulatory framework for PacBell effective January 1, 1999. The decision adopted PacBell's proposal that the current cap on basic residential rates be continued for three more years, through 2001, with the CPUC retaining the ability to adjust basic telephone rates. The decision suspended earnings sharing, rate of return reviews and the use of earnings caps and floors through 2001. In addition, the decision adopted PacBell's proposal to eliminate depreciation reviews and granted PacBell the freedom to set its own depreciation rates and methodology. It also continued the suspension of the productivity factor adjustment. In addition, the CPUC decision eliminated most future exogenous cost adjustments including the recovery of future costs related to a 1993 accounting change for postretirement benefits other than pensions. Management currently estimates the items embodied within the new regulatory framework will have the net effect of reducing revenue annually by approximately $100 from 1999 through 2004.

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

Dollars in millions

of hearings. In September 1998, the CPUC issued a decision that grants PacBell's request to discontinue the rate reductions. The decision became final in October 1998.

Universal Service In July 1998, the CPUC issued a rate rebalancing decision related to its 1996 order on universal service. The CPUC's decision was implemented prospectively beginning September 1, 1998 and reduces PacBell's non-basic local service, network access and long distance service revenues by $305 annually to offset the approximately $305 annually that PacBell expects to receive from the CHCFB. Beginning in February 1997, PacBell, and all other California telecommunications carriers, began collecting funds via customer surcharges consistent with the CPUC's 1996 decision. The CPUC has yet to decide on the specific mechanism to be employed to ensure the distribution of funds collected by PacBell and other carriers from February 1997 through August 1998 is revenue neutral.

Competition

Competition continues to increase for telecommunications and information services. Recent changes in legislation and regulation have increased the opportunities for alternative service providers offering telecommunications services. Technological advances have expanded the types and uses of services and products available. As a result, PacBell faces increasing competition as well as new opportunities in significant portions of its business.

Recent state legislative and regulatory developments also allow increased competition for local exchange services. Companies wishing to provide competitive local service have filed numerous applications with the CPUC, and the CPUC has been approving these applications since late 1995. Under the Telecom Act, companies seeking to interconnect to the PacBell's networks and exchange local calls must enter into interconnection agreements with PacBell. These agreements are then subject to approval by the CPUC. PacBell has reached approximately 66 interconnection and resale agreements with competitive local service providers, and most have been approved by the CPUC. AT&T, MCI WorldCom, Inc. and other competitors are reselling PacBell's local exchange services, and as of December 31, 1998, there were approximately 240,000 of PacBell's access lines supporting services by resale competitors throughout California. Many competitors have placed facilities in service, and have begun advertising campaigns and offering services.

The CPUC authorized facilities-based local services competition effective January 1996 and resale competition effective March 1996. While the CPUC has established local competition rules and interim prices, several issues still remain to be resolved, including final rates for resale and LEC provisioning and pricing of certain network elements to competitors. PacBell has incurred substantial costs implementing local competition and customer number portability. In November 1998, the CPUC issued a decision allowing PacBell to begin recovery of local competition implementation costs.

PacBell expects increased competitive pressure in 1999 and beyond from multiple providers in various markets including facilities-based CLECs, interexchange carriers and resellers. At this time management is unable to assess the effect of competition on the industry as a whole, or financially on PacBell, but expects both losses of market share in local service and gains resulting from new business initiatives, vertical services and new service areas. Competition also continues to intensify in PacBell's intraLATA long distance markets. For example, it is estimated that providers other than PacBell now serve more than half of the business intraLATA long distance customers in PacBell's service areas. In addition, if intraLATA toll dialing parity is required, competition in intraLATA long distance markets is expected to increase.

Dollars in millions

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

See Note 1 of Notes to Consolidated Financial Statements for a discussion of the new accounting standard on software costs.

SBC's Year 2000 Project SBC and its subsidiaries and affiliates, including PacBell, operate numerous date-sensitive computer applications and systems throughout its businesses. Since 1996, SBC has been working to upgrade its networks and computer systems to properly recognize the Year 2000 and continue to process critical operational and financial information. Companywide teams are in place to address and resolve Year 2000 issues and processes are under way to evaluate and manage the risks and costs associated with preparing SBC's date-impacted systems and networks for the new millennium.

SBC is using a four-step methodology to address the issue. The methodology consists of inventory and assessment, hardware and software fixes, testing and deployment. SBC measures its progress by tracking the number of completed hardware and software applications, network components, personal computers and building facilities that can correctly process Year 2000 dates.

Inventory and assessment is estimated to require 20% of the overall effort and includes the identification of items (i.e., line-by-line review of software code, switch generics, vendor products, etc.) that could be impacted by the Year 2000 and the determination of the work effort required to ensure compliance. The inventory and assessment phase has been completed. This process involved reviewing over 340 million lines of software code, 1,200 central office switches, 7,000 company buildings, conducting an inventory and assessment of 117,000 personal computers, and coordinating with 1,300 suppliers of 14,000 products to obtain adequate assurance they will be Year 2000 compliant or determine and address any appropriate contingency plans or backup systems.

Making the hardware and software fixes is the second phase of the process and is estimated to require 25% of the overall effort. This activity involves modifying program code, upgrading computer software and upgrading or replacing hardware. As of December 31, 1998, the hardware and software fixes were substantially complete.

Testing involves ensuring that hardware and software fixes will work properly in 1999 and beyond and occurs both before and after deployment. Testing is estimated to comprise 45% of the overall effort. Testing began early in 1998, is more than two-thirds complete, and will continue through 1999 to allow for thorough testing before the Year 2000. Contingency plans and backup systems are currently being written.

Deployment involves placing the "fixed" systems into a live environment to ensure they are working properly. Additional testing is done after deployment as well. Deployment is estimated to require 10% of the overall effort. More than half of the deployment phase was completed as of December 31, 1998.

SBC expects to spend approximately $265 on the entire project, with approximately $140 spent through December 31, 1998. As testing and hardware and software fixes are estimated to require most of the expenditures, there is not a strict correlation between expenditures and project completion.

Dollars in millions

The activities involved in SBC's Year 2000 project necessarily require estimates and projections, as described above, of activities and resources that will be required in the future. These estimates and projections could change as work progresses on the project.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

PacBell's capital costs are managed by SBC, and are directly linked to financial and business risks. SBC seeks to manage the potential negative effects from market volatility and market risk. Certain financial instruments used to obtain capital are subject to market risks from fluctuations in market interest rates. The majority of SBC's financial instruments are medium- and long-term fixed rate notes and debentures. Fluctuations in market interest rates can lead to significant fluctuations in the fair value of these notes and debentures. It is the policy of SBC to manage its debt structure in order to manage capital costs, control financial risks and maintain financial flexibility over the long term. Where appropriate, SBC will take actions to limit the negative effect of interest rates, liquidity and counterparty risks on shareowner value.

Quantitative Information about Market Risk

Interest Rate Sensitivity

PacBell currently has no derivative financial instruments. The principal amount by expected maturity, average interest rate and fair values of PacBell's liabilities that are exposed to interest rate risk are described in Notes 4 and 5 of Notes to Consolidated Financial Statements.

There has been no material change in the updated market risks since December 31, 1997.

Qualitative Information about Market Risk

Interest Rate Risk

PacBell's interest rate risk is managed by SBC. SBC issues debt in fixed and floating rate instruments. Interest rate swaps are used for the purpose of controlling interest expense by fixing the interest rate of floating rate debt. When market conditions favor issuing debt in floating rate instruments, and SBC prefers not to take the risk of floating rates, SBC will enter interest rate swap contracts to obtain floating rate payments to service the debt in exchange for paying a fixed rate. SBC does not seek to make a profit from changes in interest rates. SBC manages interest rate sensitivity by measuring potential increases in interest expense that would result from a probable change in interest rates. When the potential increase in interest expense exceeds an acceptable amount, SBC reduces risk through the issuance of fixed rate instruments and purchasing derivatives.

            CAUTIONARY LANGUAGE CONCERNING FORWARD-LOOKING STATEMENTS

Information set forth in this form contains forward-looking statements that are subject to risks and uncertainties. PacBell claims the protection of the safe harbor for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995.

The following factors could cause PacBell's future results to differ materially from those expressed in the forward-looking statements: (1) adverse economic changes in the markets served by PacBell or changes in available technology; (2) the final outcome of various FCC rulemakings and judicial review, if any, of such

Dollars in millions

rulemakings; (3) the final outcome of various CPUC proceedings, and judicial review, if any, of such proceedings; and (4) the timing of entry and the extent of competition in the local and intraLATA toll markets in California. Readers are cautioned that other factors discussed in this form, although not enumerated here, also could materially impact PacBell's future earnings.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                        Report of Independent Auditors


The Board of Directors
Pacific Bell

We have audited the accompanying consolidated balance sheets of Pacific Bell (a wholly-owned subsidiary of Pacific Telesis Group, a wholly-owned subsidiary of SBC Communications Inc.) as of December 31, 1998 and 1997, and the related consolidated statements of income, shareowner's equity and cash flows for the years then ended. Our audit also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, in 1998 the Company changed its reporting entity. We have audited the adjustments described in Note 10 that were applied to restate the financial statements of the Company. In our opinion, such adjustments are appropriate and have been properly applied.

As discussed in Note 2 to the consolidated financial statements, in 1997 the Company changed its method of accounting for pensions and postretirement benefits.




                                            ERNST & YOUNG LLP


San Antonio, Texas
February 12, 1999

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareowner of Pacific Bell:

We have audited the accompanying consolidated statements of income and cash flows for the year ended December 31, 1996 of Pacific Bell (a wholly owned subsidiary of the Pacific Telesis Group, which became a wholly owned subsidiary of SBC Communications Inc. effective April 1, 1997) and Subsidiaries for the year ended December 31, 1996, as included in the column `Originally reported' in
Note 10. These consolidated financial statements are the responsibility of management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations of Pacific Bell and Subsidiaries and their cash flows for the year ended December 31, 1996 in conformity with generally accepted accounting principles.




                                            PRICEWATERHOUSECOOPERS LLP

San Francisco, California
February 27, 1997

PACIFIC BELL
-----------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF INCOME
Dollars in millions
-----------------------------------------------------------------------------
                                                     1998     1997      1996
-----------------------------------------------------------------------------
Operating Revenues
Local service                                     $ 4,852  $ 4,515   $ 4,151
Network access:
  Interstate                                        1,913    1,715     1,807
  Intrastate                                          764      790       718
Long distance service                               1,210    1,176     1,274
Other                                                 667      530       497
-----------------------------------------------------------------------------
Total operating revenues                            9,406    8,726     8,447
-----------------------------------------------------------------------------

Operating Expenses
Operations and support                              5,242    6,320     4,700
Depreciation and amortization                       1,865    1,923     1,804
-----------------------------------------------------------------------------
Total operating expenses                            7,107    8,243     6,504
-----------------------------------------------------------------------------
Operating Income                                    2,299      483     1,943
-----------------------------------------------------------------------------

Other Income (Expense)
Interest expense                                     (426)    (460)     (379)
Other income - net                                     (2)      11         4
-----------------------------------------------------------------------------
Total other income (expense)                         (428)    (449)     (375)
-----------------------------------------------------------------------------
Income Before Income Taxes, Extraordinary Loss
  and Cumulative Effect of Accounting Changes       1,871       34     1,568
-----------------------------------------------------------------------------
Income Taxes                                          734       34       619
-----------------------------------------------------------------------------
Income Before Extraordinary Loss and
  Cumulative Effect of Accounting Changes           1,137        -       949
Extraordinary Loss from Early Extinguishment
  of Debt, net of tax                                 (60)       -         -
Cumulative Effect of Accounting Changes, net of tax     -      345         -
-----------------------------------------------------------------------------
Net Income                                        $ 1,077  $   345   $   949
-----------------------------------------------------------------------------
The  accompanying  notes  are an  integral  part of the  consolidated  financial statements.

PACIFIC BELL
-------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS
Dollars in millions except per share amounts
-------------------------------------------------------------------------------
                                                               December 31,
                                                        -----------------------
                                                             1998         1997
-------------------------------------------------------------------------------
Assets
Current Assets
Cash and cash equivalents                                $     15     $     43
Accounts receivable - net of allowances for
  uncollectibles of $161 and $152                           2,015        1,782
Prepaid expenses                                               90           53
Deferred income taxes                                         280          415
Other current assets                                           31           44
-------------------------------------------------------------------------------
Total current assets                                        2,431        2,337
-------------------------------------------------------------------------------
Property, Plant and Equipment - at cost                    29,871       28,695
  Less: Accumulated depreciation and amortization          18,272       17,442
-------------------------------------------------------------------------------
Property, Plant and Equipment - Net                        11,599       11,253
-------------------------------------------------------------------------------
Other Assets                                                1,063          749
-------------------------------------------------------------------------------
Total Assets                                             $ 15,093     $ 14,339
-------------------------------------------------------------------------------

Liabilities and Shareowner's Equity
Current Liabilities
Intercompany loans                                       $  1,551     $    542
Current portion of long-term obligations                      103            4
-------------------------------------------------------------------------------
Total debt maturing within one year                         1,654          546
Accrued taxes                                                 122          334
Accounts payable and accrued liabilities                    2,669        2,719
-------------------------------------------------------------------------------
Total current liabilities                                   4,445        3,599
-------------------------------------------------------------------------------
Long-Term Debt                                              4,614        5,358
-------------------------------------------------------------------------------

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes                                       1,082          957
Postemployment benefit obligation                             894          881
Unamortized investment tax credits                            149          188
Other noncurrent liabilities                                  649          569
-------------------------------------------------------------------------------
Total deferred credits and other noncurrent liabilities     2,774        2,595
-------------------------------------------------------------------------------

Shareowner's Equity
Common shares ($1 par value, 300,000,000 authorized:
issued 224,504,982 at December 31, 1998 and 1997)             225          225
Capital in excess of par value                              4,210        4,814
Retained earnings (deficit)                                (1,175)      (2,252)
-------------------------------------------------------------------------------
Total shareowner's equity                                   3,260        2,787
-------------------------------------------------------------------------------
Total Liabilities and Shareowner's Equity                $ 15,093     $ 14,339
-------------------------------------------------------------------------------
The  accompanying  notes  are an  integral  part of the  consolidated  financial statements.

PACIFIC BELL
-----------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in millions, increase (decrease) in cash and cash equivalents
-----------------------------------------------------------------------------
                                                      1998      1997    1996
-----------------------------------------------------------------------------
Operating Activities
Net income                                         $ 1,077    $  345  $  949
Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation and amortization                     1,865     1,923   1,804
   Provision for uncollectible accounts                150       184     130
   Amortization of investment tax credits              (39)      (47)    (47)
   Deferred income taxes                               335        49     257
   Extraordinary loss, net of tax                       60         -       -
   Cumulative effect of accounting change, net of tax    -      (345)      -
     Changes in operating assets and liabilities:
     Accounts receivable                              (383)        5    (460)
     Other current assets                              (24)      (28)     21
     Accounts payable and accrued liabilities         (261)      651     (76)
Other - net                                           (336)     (243)   (401)
-----------------------------------------------------------------------------
Total adjustments                                    1,367     2,149   1,228
-----------------------------------------------------------------------------
Net Cash Provided by Operating Activities            2,444     2,494   2,177
-----------------------------------------------------------------------------

Investing Activities
Construction and capital expenditures               (2,140)   (2,045) (1,911)
Dispositions                                             -        65       -
Other                                                    -       (14)    (22)
-----------------------------------------------------------------------------
Net Cash Used in Investing Activities               (2,140)   (1,994) (1,933)
-----------------------------------------------------------------------------

Financing Activities
Net change in short-term borrowings with original
  maturities of three months or less                 1,009      (122)   (280)
Issuance of other short-term borrowings                  -       610       -
Repayment of other short-term borrowings                 -      (610)      -
Issuance of long-term debt                             217       252     495
Repayment of long-term debt                           (185)        -      (4)
Early extinguishment of debt and related call
  premiums                                            (765)        -       -
Equity received from parent                            155        49     388
Dividends paid                                        (763)     (693)   (879)
Other                                                    -         -      33
-----------------------------------------------------------------------------
Net Cash Used in Financing Activities                 (332)     (514)   (247)
-----------------------------------------------------------------------------
Net decrease in cash and cash equivalents              (28)      (14)     (3)
-----------------------------------------------------------------------------
Cash and cash equivalents beginning of year             43        57      60
-----------------------------------------------------------------------------
Cash and Cash Equivalents End of Period            $    15    $   43  $   57
-----------------------------------------------------------------------------
The  accompanying  notes  are an  integral  part of the  consolidated  financial statements.

PACIFIC BELL
---------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF SHAREOWNER'S EQUITY
Dollars in millions
---------------------------------------------------------------------------
                                                                  Retained
                                            Common      Paid-in   Earnings
                                             Stock      Surplus  (Deficit)
---------------------------------------------------------------------------
Balance, December 31, 1995               $     225   $   5,071  $  (2,667)
Net income                                       -           -        949
Dividend to shareowner                           -           -       (879)
Equity from parent                               -         388          -
Other                                            -          (1)         -
---------------------------------------------------------------------------
Balance, December 31, 1996                     225       5,458     (2,597)
---------------------------------------------------------------------------
Net income                                       -           -        345
Dividend to shareowner                           -        (693)         -
Equity from parent                               -          49          -
---------------------------------------------------------------------------
Balance, December 31, 1997                      225      4,814     (2,252)
---------------------------------------------------------------------------
Net income                                       -           -      1,077
Dividend to shareowner                           -        (763)         -
Equity from parent                               -         155          -
Other                                            -           4          -
---------------------------------------------------------------------------
Balance, December 31, 1998               $     225   $   4,210  $  (1,175)
---------------------------------------------------------------------------
The  accompanying  notes  are an  integral  part of the  consolidated  financial statements.

Notes to Consolidated Financial Statements
Dollars in millions

1.  Summary of Significant Accounting Policies

    Basis of Presentation - The consolidated financial statements include the accounts of Pacific Bell (PacBell, which also includes its subsidiary Pacific Bell Information Services). PacBell is a wholly-owned subsidiary of Pacific Telesis Group (PAC), a wholly-owned subsidiary of SBC Communications Inc. (SBC). PacBell operates in the telecommunications industry providing landline services in California. On March 31, 1998, PacBell distributed the shares of Pacific Bell Directory, Pacific Bell Mobile Services, Pacific Bell Internet Services and PB COMM Switches, Inc. to PAC. PacBell has accounted for this distribution as a change in reporting entity. The financial statements of all periods presented have been restated to show financial information for the new reporting entity.

    All   significant   intercompany   transactions   are   eliminated   in  the
    consolidation process.

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

    Comprehensive Income - Comprehensive income for PacBell is the same as net income for all periods presented.

    Operating Segments - In June 1997, the Financial Accounting Standards Board issued Statement No. 131, "Disclosures About Segments of an Enterprise and Related Information" (FAS 131), which establishes standards for the way that public business enterprises report information about operating segments in quarterly and annual financial statements. FAS 131 changes segment reporting from an industry segment basis to an operating segment basis defined based on how the business is managed. As PacBell operates in only one of SBC's segments, wireline telecommunications services, separate segment reporting is not applicable to PacBell.

    Income Taxes - PacBell is included in SBC's consolidated federal income tax return. Federal income taxes are provided for in accordance with the provisions of the Tax Allocation Agreement (Agreement) between PacBell and SBC. In general, PacBell's income tax provision under the Agreement reflects the financial consequences of income, deductions and credits which can be utilized on a separate return basis or in consolidation with SBC and which are assured of realization.

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

    Revenue Recognition - PacBell recognizes revenues as earned. Amounts billed in advance of the period in which service is rendered are recorded as a liability.

    Property, Plant and Equipment - Property, plant and equipment is stated at cost. The cost of additions and substantial betterments of property, plant and equipment is capitalized. The cost of

Dollars in millions

    maintenance  and  repairs  of property,  plant   and equipment is charged to
    operating  expenses.  Property, plant and  quipment  is depreciated  using
    straight-line  methods  over  their estimated   economic  lives,  generally
    ranging    from  3  to  50  years.   In   accordance with   composite group
    depreciation methodology, when a portion of PacBell's depreciable property, plant and equipment is retired in the ordinary course of business, the gross book value is charged to accumulated depreciation; no gain or loss is recognized on the disposition of this plant.

    Software Costs - The costs of computer  software  purchased or developed for internal use are expensed as incurred. However, initial operating system software costs are capitalized and amortized over the estimated economic lives of the associated hardware. The American Institute of Certified Public Accountants has issued a Statement of Position (SOP) that requires capitalization of certain computer software expenditures beginning in 1999.

    Management continues to evaluate the impact of the change in accounting required by the SOP and anticipates that it will increase net income by less than $100 in 1999. With comparable levels of software expenditures, the SOP would tend to increase net income in comparison with PacBell's current method of accounting for software costs. However, the increases would be largest in the year of adoption with diminishing levels of increases compared with current accounting throughout the amortization period. Consequently, given otherwise comparable income levels excluding software, and otherwise comparable software expenditures, the effect of the SOP would be to increase income in the first year and decrease income in each subsequent year until the number of years affected by the SOP equals the amortization period.

    Advertising Costs - Costs for advertising products and services or corporate image are expensed as incurred (see Note 9).

2.  Completion of Merger

    On April 1, 1997, SBC and PAC completed the merger of an SBC subsidiary with PAC, in a transaction in which each outstanding share of PAC common stock was exchanged for 1.4629 shares of SBC common stock (equivalent to approximately 626 million shares). With the merger, PAC became a wholly-owned subsidiary of SBC. The transaction was accounted for by SBC as a pooling of interests and a tax-free reorganization.

    On October 26, 1998, SBC and Southern New England Telecommunications Corporation (SNET) completed the merger of an SBC subsidiary with SNET, in a transaction in which each share of SNET common stock was exchanged for
    1.7568 shares of SBC common stock (equivalent to approximately 120 million shares). SNET became a wholly-owned subsidiary of SBC effective with the merger and the transaction has been accounted for as a pooling of interests and a tax-free reorganization.

    Conforming accounting changes
    PacBell's results include merger transaction costs and the effects of changes to conform accounting methodologies between PacBell and SBC for, among other items, pensions and postretirement benefits. These changes were recorded by PacBell in the second quarter of 1997, retroactive to January 1, 1997, as a cumulative effect of accounting changes of $345 net of deferred taxes of $239, and increased income before income taxes, extraordinary loss and cumulative effect of accounting changes and net income for 1997 by $84 and $50. The changes in accounting for pension and postretirement benefits were to adopt SBC's methodology of amortizing gains and losses on assets held within those benefit plans. Among other costs relating to the close of the merger, PacBell recorded the present value of amounts to be returned to California ratepayers as a condition of the merger of $276 ($173 net of tax).

Dollars in millions

    Post-merger initiatives
    During the second quarter of 1997, PacBell recorded after-tax charges of $883 related to SBC's June 19, 1997 announcement of several strategic decisions resulting from the merger integration process that began with the April 1, 1997 closing of its merger with PAC. These charges included $107 ($65 after tax) of charges related to several regulatory rulings during the second quarter of 1997 and $276 ($173 after tax) for the merger approval costs. The decisions resulted from an extensive review of operations throughout the merged company and include significant integration of operations and consolidation of some administrative and support functions. The charges related to the strategic decisions totaled $1 billion ($645 after tax). In the fourth quarter of 1998, SBC again performed a complete review of all operations affected by the merger with SNET to determine the impact on ongoing merger implementation processes. This review resulted in no significant additional financial effect on PacBell. At December 31, 1998 and December 31, 1997, remaining accruals for anticipated cash expenditures related to these decisions were approximately $61 and $202. Following is a discussion of the most significant of these charges.

    Reorganization SBC is centralizing several key functions that will support the operations of PacBell and three other SBC subsidiaries, Nevada Bell, Southwestern Bell Telephone Company (SWBell) and The Southern New England Telephone Company (SNETel), including network planning, strategic marketing and procurement. It is also consolidating a number of corporate-wide support activities, including research and development, information technology, financial transaction processing and real estate management. PacBell, Nevada Bell, SWBell and SNETel will continue as separate legal entities. These initiatives are resulting in the creation of some jobs and the elimination and realignment of others, with many of the affected employees changing job responsibilities and in some cases assuming positions in other locations.

    PacBell recognized a charge of approximately $127 ($80 net of tax) during the second quarter of 1997 in connection with these initiatives. This charge was comprised mainly of postemployment benefits, primarily related to severance, and costs associated with closing down duplicate operations, primarily contract cancellations. Other charges arising out of the merger related to relocation, retraining and other effects of consolidating certain operations are being recognized in the periods those charges are incurred. The initial integration process subsequent to the PAC merger resulted in PacBell incurring expense for these merger related items in advance of any substantive synergistic benefits. These charges totaled $234 ($139 net of tax) during the second half of 1997.

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

    Video curtailment/purchase commitments SBC also announced it was scaling back its limited direct investment in video services. As part of this curtailment, PacBell halted construction on the Advanced Communications Network (ACN) in California. As part of an agreement with the ACN vendor, PacBell paid the liabilities of the ACN trust that owned and financed ACN construction, incurred costs to shut down all construction previously conducted under the trust and received certain consideration from the vendor. In the second quarter of 1997, PacBell recognized a net expense of $553 ($346 after

Dollars in millions

    tax)  associated  with these  activities. During the third quarter  of 1997
    PacBel   recorded   the   corresponding  short-term debt of $610 previously
    incurred by the ACN trust on its balance sheet.

3.  Property, Plant and Equipment

    Property, plant and equipment is summarized as follows at December 31:

                                                              1998          1997
   -----------------------------------------------------------------------------
   Land                                                   $    212     $     207
   Buildings                                                 2,836         2,744
   Central office equipment                                 11,809        10,929
   Cable, wiring and conduit                                11,890        11,673
   Other equipment                                           2,395         2,487
   Under construction                                          729           655
   -----------------------------------------------------------------------------
                                                            29,871        28,695
   Accumulated depreciation and amortization                18,272        17,442
   -----------------------------------------------------------------------------
   Property, plant and equipment - net                    $ 11,599     $  11,253
   =============================================================================

    PacBell's depreciation expense as a percentage of average depreciable plant was 6.6%, 7.1% and 6.9% for 1998, 1997 and 1996.

    Certain facilities and equipment used in operations are under operating or capital leases. Rental expenses under operating leases for 1998, 1997 and 1996 were $118, $124 and $141. At December 31, 1998, the future minimum rental payments under noncancelable operating leases for the years 1999 through 2003 were $50, $20, $11, $7 and $5, and $13 thereafter. Capital leases were not significant.

Dollars in millions

4.  Debt

    Long-term debt, including interest rates and maturities, is summarized as follows at December 31:

 -------------------------------------------------------------------------------
                                                          1998           1997
 -------------------------------------------------------------------------------
 Debentures
   4.62%-5.88%     1999-2006                          $    475       $    475
   6.00%-6.88%     2002-2034                             1,194          1,194
   7.12%-7.75%     2008-2043                             1,587          2,250
   8.50%           2031                                     29            225
 -------------------------------------------------------------------------------
                                                         3,285          4,144
 Unamortized discount - net of premium                     (65)           (89)
 -------------------------------------------------------------------------------
 Total debentures                                        3,220          4,055
 -------------------------------------------------------------------------------
 Notes
   6.12%-8.70%     2001-2009                             1,500          1,300
 Unamortized discount                                      (18)           (18)
 -------------------------------------------------------------------------------
 Total notes                                             1,482          1,282
 -------------------------------------------------------------------------------
 Capitalized leases                                         15             25
 -------------------------------------------------------------------------------
 Total long-term debt, including current maturities      4,717          5,362
 Current maturities                                       (103)            (4)
 -------------------------------------------------------------------------------
 Total long-term debt                                 $  4,614       $  5,358
 ===============================================================================

    In October 1998, PacBell repurchased $684 of long-term debt. The repurchases resulted in a $60 after-tax extraordinary loss, net of taxes of $42.

    At December 31, 1998, the aggregate principal amounts of long-term debt and average interest rate scheduled for repayment for the years 1999 through 2003 were $103 (4.6%), $127 (4.6%), $203 (8.7%), $432 (6.9%), $166 (6.5%)
    with $3,769 (6.9%) due thereafter. As of December 31, 1998, PacBell was in compliance with all covenants and conditions of instruments governing its debt.

    Debt maturing within one year consists of the following at December 31:

 -------------------------------------------------------------------------------
                                                           1998         1997
 -------------------------------------------------------------------------------
 Intercompany loans                                    $  1,551     $    542
 Current maturities of long-term debt                       103            4
 ===============================================================================
 Total                                                 $  1,654     $    546
 ===============================================================================

    During the third quarter of 1997, PacBell's commercial paper was replaced by intercompany loans from SBC. The weighted average interest rate on debt maturing with one year, excluding current maturities of long-term debt, at December 31, 1998 and 1997 was 5.0% and 6.0%.

Dollars in millions

5.  Financial Instruments

    The carrying amounts and estimated fair values of PacBell's long-term debt, including current maturities, are summarized as follows at December 31:

 -------------------------------------------------------------------------------
                                                 1998               1997
 -------------------------------------------------------------------------------
                                          Carrying     Fair  Carrying      Fair
                                            Amount    Value    Amount     Value
 -------------------------------------------------------------------------------
 Debentures                                  3,220    3,463     4,055     4,337
 Notes                                       1,482    1,590     1,282     1,342
 -------------------------------------------------------------------------------

    The fair values of long-term debt were estimated based on quoted market prices. PacBell's cash equivalents are recorded at cost. The carrying amounts of cash and cash equivalents and customer deposits approximate fair values.

    PacBell does not hold or issue any financial instruments for trading purposes.

6.  Income Taxes

    Significant components of PacBell's deferred tax assets and liabilities are as follows at December 31:

 -------------------------------------------------------------------------------
                                                               1998        1997
 -------------------------------------------------------------------------------
 Deferred tax (assets)/liabilities due to:
   Depreciation and amortization                         $    1,192   $   1,083
   Employee benefits                                           (179)       (280)
   Unamortized investment tax credits                           (51)        (76)
   Jurisdictional revenues                                     (286)       (311)
   Other, net                                                   (12)        (44)
 -------------------------------------------------------------------------------
 Net deferred tax liabilities                            $      664   $     372
 -------------------------------------------------------------------------------
 Amounts recorded in consolidated balance sheets:
 -------------------------------------------------------------------------------
 Deferred tax assets*                                    $      418   $     585
 ===============================================================================
 Deferred tax liabilities*                               $    1,082   $     957
 ===============================================================================

    *Reflects reclassification of certain current and noncurrent amounts by federal and state tax jurisdictions to a net presentation. Amounts include both current and noncurrent portions.

Dollars in millions

The components of income tax expense (benefit) are as follows:

 -------------------------------------------------------------------------------
                                                  1998        1997        1996
 -------------------------------------------------------------------------------
 Federal
   Current                                    $    349    $     32    $    313
   Deferred - net                                  260          57         193
   Amortization of investment tax credits          (39)        (47)        (47)
 -------------------------------------------------------------------------------
                                                   570          42         459
 -------------------------------------------------------------------------------
 State and local
   Current                                          89           -          96
   Deferred - net                                   75          (8)         64
 -------------------------------------------------------------------------------
                                                   164          (8)        160
 ===============================================================================
 Total                                        $    734    $     34    $    619
 ===============================================================================

    A reconciliation of income tax expense and the amount computed by applying the statutory federal income tax rate (35%) to income before income taxes, extraordinary loss and cumulative effect of changes in accounting principles is as follows:

-------------------------------------------------------------------------------
                                                   1998       1997       1996
-------------------------------------------------------------------------------
Taxes computed at federal statutory rate       $    655   $     12   $    549
Increases (decreases) in taxes resulting from:
  Amortization of investment tax credits over
    the life of the plant that gave
    rise to the credits                             (25)       (31)       (31)
  State and local income taxes - net of
    federal tax benefit                             107         (5)       104
  1997 implementation of the Tax Allocation
    Agreement                                         -         56          -
  Other - net                                        (3)         2         (3)
===============================================================================
Total                                          $    734   $     34   $    619
===============================================================================

7.  Employee Benefits

    Pensions - Substantially all employees of PacBell are covered by noncontributory pension and death benefit plans, as defined by PAC and sponsored by SBC. The pension benefit formula used in the determination of pension cost for nonmanagement employees is based on a flat dollar amount per year of service according to job classification. For managers, benefits accrue in separate account balances based on a fixed percentage of each employee's monthly salary with interest, or are determined based upon a stated percentage of adjusted career income.

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

Dollars in millions

    Significant assumptions used by SBC in developing pension information include:

--------------------------------------------------------------------------------
                                               1998         1997       1996
--------------------------------------------------------------------------------
Discount rate for determining projected
    benefit obligation                         7.0%        7.25%       7.5%
Long-term rate of return on plan assets        8.5%         8.5%       9.0%
Composite rate of compensation increase        4.3%         4.3%       4.0%
--------------------------------------------------------------------------------

    GAAP require certain disclosures to be made of components of net periodic pension cost for the period and a reconciliation of the funded status of the plans with amounts reported in the balance sheets. Since the funded status of plan assets and obligations relates to the plans as a whole, which are sponsored by SBC, this information is not presented for PacBell. PacBell recognized pension benefit for 1998, 1997 and 1996 of $256, $243 and $168. As of December 31, 1998, the amount of PacBell's cumulative amount of contributions recognized in excess of its pension cost made to the trust were $728 and as of December 31, 1997, the cumulative amount of contributions recognized in excess of its pension cost made to the trust were $403.

    During 1998, certain bargained employees accepted early retirement benefit offers that resulted in special termination benefits recognized of $53 that are excluded from the pension benefit amount disclosed above.

    During 1997, a significant amount of lump sum pension payments resulted in a partial settlement of PacBell's pension plans. Therefore, net settlement gains in the amount of $286 were recognized in 1997. Of this amount, $146 was recognized in the first quarter of 1997 and related primarily to managers who terminated employment in 1996. These gains are not included in the net pension benefit presented above.

    Postretirement Benefits - Under PAC's benefit plans, PacBell provides certain medical, dental and life insurance benefits to substantially all retired employees and their dependents under various plans and accrues actuarially determined postretirement benefit costs as active employees earn these benefits.

    GAAP require certain disclosures to be made of components of net periodic postretirement benefit cost and a reconciliation of the funded status of the plans to amounts reported in the balance sheets. Since the funded status of assets and obligations relates to the plans as a whole, this information is not presented for the PacBell. In addition, at the time of adoption of Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," PacBell elected to amortize its transition benefit obligation (TBO) over 20 years. PacBell recognized amortization of the TBO of $92 in 1998, 1997 and 1996. PacBell recognized postretirement benefit cost for 1998, 1997 and 1996 of $222, $252 and $250. At December 31, 1998 and 1997, the amount included in the Consolidated Balance Sheets for accrued postretirement benefit obligation was $562 and $581. Significant assumptions for the discount rate, long-term rate of return on plan assets and composite rate of compensation increase used by SBC, in developing the accumulated postretirement benefit, were the same as those used in developing the pension information.

    PAC maintains Voluntary Employee Beneficiary Association (VEBA) trusts to fund postretirement benefits. During 1998 and 1997, PacBell contributed $239 and $295 into the VEBA trusts to be ultimately used for the payment of postretirement benefits. Assets consist principally of stocks and U.S. government and corporate bonds.

    The assumed medical cost trend rate in 1999 is 7.0%, decreasing linearly to 5.5% in 2002 prior to adjustment for cost-sharing provisions of the plan for active and certain recently retired employees. The

Dollars in millions

    assumed dental cost trend rate in 1999 is 5.75%, reducing to 5.0% in 2002. Raising the annual medical and dental cost trend rates by one percentage point increases the net periodic postretirement benefit cost for the year
    ended December 31,   1998 by   approximately   5.2%.  Decreasing the annual
    medical  and dental cost trend rates by one  percentage  point    decreases
    the net periodic postretirement   benefit    cost for 1998 by  approximately
    $4.1%.

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

8.  Stock Option Plans

    Management employees of PacBell participate in various stock option plans sponsored by SBC. Options issued through December 31, 1998 carry exercise prices equal to the market price of the stock at the date of grant and have maximum terms ranging from five to ten years. Depending upon the plan, vesting of options occurs up to four years from the date of grant. Up to 206 million shares may be issued under these plans.

    In 1996, PacBell elected to continue measuring compensation cost for these plans using the intrinsic value-based method of accounting prescribed in the Statement of Financial Accounting Standards Board No. 123, "Accounting for Stock Based Compensation" (FAS 123). Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation cost for stock option plans been recognized using the fair-value based method of accounting at the date of grant for awards in 1998, 1997 and 1996 as defined by FAS 123, PacBell's net income would have been $1,055, $331 and $948.

    For purposes of these pro forma disclosures, the estimated fair value of the options granted after 1994 is amortized to expense over the options' vesting period. Because most employee options vest over a two to three year period, these disclosures will not be indicative of future pro forma amounts until the FAS 123 rules are applied to all outstanding non-vested awards. SBC estimates the fair value of stock options at the date of grant, using a Black-Scholes option pricing model with the following weighted-average
    assumptions  used for grants in 1998,  1997 and 1996:  risk-free   interest
    rate of 5.72%,  6.56% and 6.25%;  dividend yield of 2.21%, 3.07% and 4.91%;
    expected volatility factor of 15%, 15% and 18%; and expected option life of 5.3, 5.8 and 4.7 years. As options are exercisable in SBC common stock, separate assumptions are not developed for subsidiaries of SBC.

    FAS 123 requires certain disclosures to be made about the outstanding and exercisable options, option activity, weighted average exercise price per option and option exercise price range for each income statement period. Since the stock option activity relates only to SBC's shareowners' equity, this information in not presented for PacBell.

Dollars in millions


9.  Additional Financial Information

 -------------------------------------------------------------------------------
                                                               December 31,
                                                          ----------------------
  Balance Sheets                                             1998         1997
 -------------------------------------------------------------------------------
 Accounts payable and accrued liabilities:
    Accounts payable                                     $  1,501     $  1,620
    Advance billing and customer deposits                     359          300
    Compensated future absences                               252          260
    Accrued interest                                          129          145
    Accrued payroll                                            87           77
    Other                                                     341          317
 ===============================================================================
 Total                                                   $  2,669     $  2,719
 ===============================================================================

 -------------------------------------------------------------------------------
 Statements of Income                          1998          1997         1996
 ===============================================================================
 Advertising expense                       $    157      $    120     $     94
 ===============================================================================
 Interest expense incurred                 $    461      $    497     $    412
 Capitalized interest                           (35)          (37)         (33)
 -------------------------------------------------------------------------------
 Total interest expense                    $    426      $    460     $    379
 ===============================================================================

 -------------------------------------------------------------------------------
 Statements of Cash Flows                      1998          1997         1996
 -------------------------------------------------------------------------------
 Cash paid during the year for:
    Interest                               $    441      $    445     $    370
    Income taxes, net of refunds           $    651      $   (184)    $    320
 ===============================================================================

    No customer accounted for more than 10% of PacBell's consolidated revenues in 1998, 1997 and 1996.

    Approximately three-fourths of PacBell's employees are represented by the Communications Workers of America (CWA). In April 1998, a three-year contract was negotiated between the CWA and PacBell. This contract was the result of renegotiations of a contract that expired in mid-1998. No contracts are expiring in 1999.

10. Change in Entity

    On March 31, 1998, PacBell distributed the shares of Pacific Bell Directory, Pacific Bell Mobile Services, Pacific Bell Internet Services and PB COMM Switches, Inc. to PAC. PacBell has accounted for this distribution as a change in reporting entity. The financial statements of all periods presented have been restated to show financial information for the new reporting entity.

    The following financial statements present the pre-distribution entity, adjustments to effect the distribution and reclassify certain amounts to conform to the 1998 presentation, and the restated entity amounts. The Consolidated Statements of Income and the Consolidated Statements of Cash Flows are presented for the twelve months ended December 31, 1997 and 1996. The Consolidated Balance Sheets are presented for December 31, 1997.

Dollars in millions

PACIFIC BELL
-----------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF INCOME
Dollars in millions
For the year ended December 31, 1997
-----------------------------------------------------------------------------------
                                                Originally
                                                  Reported  Distribution*   Restated
-----------------------------------------------------------------------------------
Operating Revenues
Local service                                     $ 4,386   $     129     $   4,515
Network access:
  Interstate                                        1,714           1         1,715
  Intrastate                                          790           -           790
Long distance service                               1,182          (6)        1,176
Directory advertising and other                     1,866      (1,336)          530
-----------------------------------------------------------------------------------
Total operating revenues                            9,938      (1,212)        8,726
-----------------------------------------------------------------------------------

Operating Expenses
Operations and support                              7,408      (1,088)        6,320
Depreciation and amortization                       2,021         (98)        1,923
-----------------------------------------------------------------------------------
Total operating expenses                            9,429      (1,186)        8,243
-----------------------------------------------------------------------------------
Operating Income                                      509         (26)          483
-----------------------------------------------------------------------------------

Other Income (Expense)
Interest expense                                     (461)          1          (460)
Other income - net                                      6           5            11
-----------------------------------------------------------------------------------
Total other income (expense)                         (455)          6          (449)
-----------------------------------------------------------------------------------
Income Before Income Taxes and Cumulative
  Effect of Accounting Changes                         54         (20)           34
-----------------------------------------------------------------------------------
Income Taxes                                           46         (12)           34
-----------------------------------------------------------------------------------
Income Before Cumulative Effect of Accounting Changes   8          (8)            -
-----------------------------------------------------------------------------------
Cumulative Effect of Accounting Changes, net of tax   342           3           345
-----------------------------------------------------------------------------------
Net Income                                        $   350   $      (5)    $     345
-----------------------------------------------------------------------------------

* Also includes certain reclassifications to conform to the current year's presentation.

Dollars in millions

PACIFIC BELL
-----------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF INCOME
Dollars in millions
For the year ended December 31, 1996
-----------------------------------------------------------------------------------
                                                Originally
                                                  Reported  Distribution*  Restated
-----------------------------------------------------------------------------------
Operating Revenues
Local service                                     $ 3,956   $     195     $   4,151
Network access:
  Interstate                                        1,805           2         1,807
  Intrastate                                          718           -           718
Long distance service                               1,274           -         1,274
Directory advertising and other                     1,693      (1,196)          497
-----------------------------------------------------------------------------------
Total operating revenues                            9,446        (999)        8,447
-----------------------------------------------------------------------------------

Operating Expenses
Operations and support                              5,316        (616)        4,700
Depreciation and amortization                       1,826         (22)        1,804
-----------------------------------------------------------------------------------
Total operating expenses                            7,142        (638)        6,504
-----------------------------------------------------------------------------------
Operating Income                                    2,304        (361)        1,943
-----------------------------------------------------------------------------------

Other Income (Expense)
Interest expense                                     (363)        (16)         (379)
Other income - net                                      4           -             4
-----------------------------------------------------------------------------------
Total other income (expense)                         (359)        (16)         (375)
-----------------------------------------------------------------------------------
Income Before Income Taxes and Cumulative
  Effect of Accounting Change                       1,945        (377)        1,568
-----------------------------------------------------------------------------------
Income Taxes                                          775        (156)          619
-----------------------------------------------------------------------------------
Income Before Cumulative Effect of Accounting
  Change                                            1,170        (221)          949
-----------------------------------------------------------------------------------
Cumulative Effect of Accounting Change, net of tax     85         (85)            -
-----------------------------------------------------------------------------------
Net Income                                        $ 1,255   $    (306)    $     949
-----------------------------------------------------------------------------------

* Also includes certain reclassifications to conform to the current year's presentation.

Dollars in millions

PACIFIC BELL
----------------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS
Dollars in millions except per share amounts
December 31, 1997
----------------------------------------------------------------------------------------
                                                      Originally
                                                        Reported  Distribution Restated
----------------------------------------------------------------------------------------
Assets
Current Assets
Cash and cash equivalents                              $     43   $       -   $     43
Accounts receivable - net of allowances for
  uncollectibles                                          2,199        (417)     1,782
Prepaid expenses                                             54          (1)        53
Deferred income taxes                                       329          86        415
Other current assets (including deferred charges)            78         (34)        44
----------------------------------------------------------------------------------------
Total current assets                                      2,703        (366)     2,337
----------------------------------------------------------------------------------------
Property, Plant and Equipment - at cost                  29,681        (986)    28,695
  Less: Accumulated depreciation and amortization        17,606        (164)    17,442
----------------------------------------------------------------------------------------
Property, Plant and Equipment - Net                      12,075        (822)    11,253
----------------------------------------------------------------------------------------
Other Assets                                                725          24        749
----------------------------------------------------------------------------------------
Total Assets                                           $ 15,503   $  (1,164)  $ 14,339
----------------------------------------------------------------------------------------

Liabilities and Shareowner's Equity
Current Liabilities
Debt maturing within one year                          $    716   $    (170)  $    546
Accrued taxes                                               340          (6)       334
Accounts payable and accrued liabilities                  2,955        (236)     2,719
----------------------------------------------------------------------------------------
Total current liabilities                                 4,011        (412)     3,599
----------------------------------------------------------------------------------------
Long-Term Debt                                            5,588        (230)     5,358
----------------------------------------------------------------------------------------

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes                                       952          5         957
Postemployment benefit obligation                           917        (36)        881
Unamortized investment tax credits                          188          -         188
Other noncurrent liabilities                                574         (5)        569
----------------------------------------------------------------------------------------
Total deferred credits and other noncurrent liabilities   2,631        (36)      2,595
----------------------------------------------------------------------------------------

Shareowner's Equity
Common shares ($1 par value, 300,000,000 authorized:
  issued 224,504,982 at December 31, 1997)                  225           -        225
Capital in excess of par value                            5,096        (282)     4,814
Retained earnings (deficit)                              (2,048)       (204)    (2,252)
----------------------------------------------------------------------------------------
Total shareowner's equity                                 3,273        (486)     2,787
----------------------------------------------------------------------------------------
Total Liabilities and Shareowner's Equity              $ 15,503   $  (1,164)  $ 14,339
----------------------------------------------------------------------------------------

Dollars in millions

PACIFIC BELL
-----------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in millions, increase (decrease) in cash and cash  equivalents
For the year ended December 31, 1997
-----------------------------------------------------------------------------------
                                                Originally
                                                  Reported  Distribution  Restated
------------------------------------------------------------------------------------
Operating Activities
Net income (loss)                                  $   350    $     (5)   $    345
Adjustments to reconcile net income (loss) to
net cash provided by operating activities:
   Depreciation and amortization                     2,021         (98)      1,923
   Provision for uncollectible accounts                245         (61)        184
   Amortization of investment tax credits              (48)          1         (47)
   Deferred income taxes                               158        (109)         49
   Cumulative effect of accounting change, net of tax (342)         (3)       (345)
    Changes in operating assets and liabilities:
     Accounts receivable                              (312)        317           5
     Other current assets                              (13)        (15)        (28)
     Accounts payable and accrued liabilities          749         (98)        651
Other - net                                           (209)        (34)       (243)
------------------------------------------------------------------------------------
Total adjustments                                    2,249        (100)      2,149
------------------------------------------------------------------------------------
Net Cash Provided by (Used in) Operating Activities  2,599        (105)      2,494
------------------------------------------------------------------------------------

Investing Activities
Construction and capital expenditures               (2,312)        267      (2,045)
Dispositions                                            65           -          65
Other                                                  (14)          -         (14)
------------------------------------------------------------------------------------
Net Cash Provided by (Used in) Investing Activities (2,261)        267      (1,994)
------------------------------------------------------------------------------------

Financing Activities
Net change in short-term borrowings with original
  maturities of three months or less                   406        (528)       (122)
Issuance of other short-term borrowings                610           -         610
Repayment of other short-term borrowings              (610)          -        (610)
Issuance of long-term debt                             253          (1)        252
Repayment of long-term debt                             (8)          8           -
Equity received from parent                            156        (107)         49
Dividends paid                                      (1,160)        467        (693)
------------------------------------------------------------------------------------
Net Cash Used in Financing Activities                 (353)       (161)       (514)
------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents   (15)          1         (14)
------------------------------------------------------------------------------------
Cash and cash equivalents beginning of year             58          (1)         57
------------------------------------------------------------------------------------
Cash and Cash Equivalents End of Period            $    43    $      -    $     43
------------------------------------------------------------------------------------

Dollars in millions

PACIFIC BELL
-----------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in millions, increase (decrease) in cash and cash equivalents
For the year ended December 31, 1996
-----------------------------------------------------------------------------------
                                                Originally
                                                  Reported  Distribution  Restated
------------------------------------------------------------------------------------
Operating Activities
Net income (loss)                                  $ 1,255    $   (306)   $    949
Adjustments to reconcile net income (loss) to
  net cash provided by operating activities:
   Depreciation and amortization                     1,826         (22)      1,804
   Provision for uncollectible accounts                167         (37)        130
   Amortization of investment tax credits              (47)          -         (47)
   Deferred income taxes                               250           7         257
   Cumulative effect of accounting change, net of tax  (85)         85           -
   Changes in operating assets and liabilities:
     Accounts receivable                              (719)        259        (460)
     Other current assets                              294        (273)         21
     Accounts payable and accrued liabilities         (114)         38         (76)
Other - net                                           (305)        (96)       (401)
------------------------------------------------------------------------------------
Total adjustments                                    1,267         (39)      1,228
------------------------------------------------------------------------------------
Net Cash Provided by (Used in) Operating Activities  2,522        (345)      2,177
------------------------------------------------------------------------------------

Investing Activities
Construction and capital expenditures               (2,334)        423      (1,911)
Other                                                  (29)          7         (22)
------------------------------------------------------------------------------------
Net Cash Provided by (Used in) Investing Activities (2,363)        430      (1,933)
------------------------------------------------------------------------------------

Financing Activities
Net change in short-term borrowings with original
  maturities of three months or less                  (504)        224        (280)
Issuance of long-term debt                             770        (275)        495
Repayment of long-term debt                             (4)          -          (4)
Equity received from parent                            713        (325)        388
Dividends paid                                      (1,151)        272        (879)
Other                                                    7          26          33
------------------------------------------------------------------------------------
Net Cash Used in Financing Activities                 (169)        (78)       (247)
------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents   (10)          7          (3)
------------------------------------------------------------------------------------
Cash and cash equivalents beginning of year             68          (8)         60
------------------------------------------------------------------------------------
Cash and Cash Equivalents End of Period            $    58    $     (1)   $     57
------------------------------------------------------------------------------------

Dollars in millions

11.   Quarterly Financial Information (Unaudited)

------------------------------------------------------------------------------
  Calendar        Total Operating          Operating              Net
   Quarter            Revenue            Income (Loss)        Income (Loss)
------------------------------------------------------------------------------
                   1998       1997      1998      1997       1998       1997
------------------------------------------------------------------------------
First 1        $  2,272   $  2,139   $   521   $   564    $   252    $   626
Second 2          2,323      2,093       636      (789)       321       (605)
Third 2           2,386      2,221       631       485        320        231
Fourth 2          2,425      2,273       511       223        184         93
===============================================================================
Annual 1,2     $  9,406   $  8,726   $ 2,299   $   483    $ 1,077    $   345
===============================================================================

1 1997 Net Income amounts reflect a cumulative effect of accounting changes of $345 for merger conforming adjustments, primarily related to pensions and postretirement benefits (see Note 2).
2  1997 includes after-tax charges of $884 of second quarter charges  related to
   post-merger    initiatives  (see Note 2), $2  and $137 of third   and fourth
   quarter  merger  integration   costs and $18 fourth quarter   gain on sale of
   PacBell's interest in Bell Communications Research, Inc.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective April 1, 1997, Coopers & Lybrand L.L.P (a predecessor of PricewaterhouseCoopers LLP) were replaced with Ernst & Young LLP, however Coopers & Lybrand had been engaged to perform a review, as defined by the American Institute of Certified Public Accountants standards, of the March 31, 1997 interim financial statements of Pacific Bell.

No disagreements with accountants on any accounting or financial disclosure matters occurred during the period covered by this report.


                                 PART III


ITEMS 10 THROUGH 13.

Omitted pursuant to General Instruction I(2).

                                          PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  Documents filed as a part of the report:                    Page

     (1) Report of Independent Auditors.........................20-21
         Financial Statements Covered by Report of Independent Auditors:
           Statements of Income..................................  22
           Balance Sheets........................................  23
           Statements of Cash Flows..............................  24
           Statements of Shareowner's Equity.....................  25
           Notes to Consolidated Financial Statements............  26

     (2) Financial Statement Schedules:
         II - Valuation and Qualifying Accounts.................44-45

     Financial statement schedules other than those listed above have been omitted because the required information is contained in the financial statements and notes thereto, or because such schedules are not required or applicable.

     (3) Exhibits:

  Exhibit
  Number
----------
     4 Pursuant to Regulation S-K, Item 601(b)(4)(iii)(A), no instrument that defines the rights of holders of long-term debt of the registrant is filed herewith. Pursuant to this regulation, the registrant hereby agrees to furnish a copy of any such instrument to the SEC upon request.

     12     Computation of Ratios of Earnings to Fixed Charges.

     23a    Consent of Ernst & Young LLP.

     23b    Consent of PricewaterhouseCoopers LLP.

     24     Powers of Attorney.

     27     Financial Data Schedule.

(b) Reports on Form 8-K:

      On October 28, 1998, PacBell filed a Current Report on Form 8-K, reporting on Item 5. Other Events. The Report contained selected PacBell financial statement information for three-month and nine-month periods ended September 30, 1998 and 1997.

      On October 30, 1998, Pacific Bell (PacBell) filed a Current Report on Form 8-K, reporting on Item 5. Other Events. The Report discussed the commencement of a debenture buyback.


                                PACIFIC BELL                               SCHEDULE II - SHEET 1
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                          Allowance for Uncollectibles
                               Dollars in Millions

---------------------------------------------------------------------------------------------------------------------
                 COL. A                       COL. B                 COL. C                 COL. D        COL. E
---------------------------------------------------------------------------------------------------------------------
                                                                   Additions
                                                         -------------------------------
                                                               (1)            (2)
                                                                            Charged
                                            Balance at      Charged        to Other                      Balance
                                           Beginning of   to Costs and     Accounts      Deductions     at End of
               Description                    Period        Expenses       -Note (a)      -Note (b)      Period
---------------------------------------------------------------------------------------------------------------------
 Year 1998..............................    $ 152            150             155             296           $ 161
 Year 1997..............................    $ 127            184             217             376           $ 152
 Year 1996..............................    $ 131            130             160             294           $ 127

(a) Amounts previously written off which were credited directly to this account when recovered.

(b) Amounts written off as uncollectible.


                                 PACIFIC BELL                              SCHEDULE II - SHEET 2
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                            Reserve for Restructuring
                               Dollars in Millions

---------------------------------------------------------------------------------------------------------------------
                 COL. A                       COL. B                 COL. C                 COL. D        COL. E
---------------------------------------------------------------------------------------------------------------------
                                                                   Additions
                                                         -------------------------------
                                                               (1)            (2)

                                            Balance at       Charged        Charged                      Balance
                                           Beginning of   to Costs and      to Other     Deductions     at End of
               Description                    Period        Expenses        Accouts       -Note (a)      Period
---------------------------------------------------------------------------------------------------------------------
 Year 1998..............................    $   -              -               -               -           $   -
 Year 1997..............................    $  93              -               -              93           $   -
 Year 1996..............................    $ 219              -               -             126           $  93

(a) The 1996 amount reflect $(64) of costs, for enhanced retirement benefits paid from pension fund assets which do not require current outlays of PacBell's funds. This reversal of $64 resulted from revised estimates of these retirement costs.

                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 12th day of March 1999.

                                       PACIFIC BELL


                         By /s/ Robert B. Pickering
                                (Robert B. Pickering
                                Vice President and Chief Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Principal Executive Officer:
    Edward A. Mueller*
    President and Chief
    Executive Officer

Principal Financial and
 Accounting Officer:
    Robert B. Pickering
    Vice President and Chief Financial
    Officer
                         /s/ Robert B. Pickering
Directors:                   (Robert B. Pickering, as attorney-in-fact
                              and on his own behalf as Principal
    Royce S. Caldwell*        Financial Officer and Principal
    Cassandra C. Carr*        Accounting Officer)
    James D. Ellis*
    Charles E. Foster*        March 12, 1999
    Karen Jennings*
    Donald E. Kiernan*
    Edward A. Mueller*
    T. Michael Payne*




* by power of attorney

                               EXHIBIT INDEX


 Exhibit
 Number
---------
4 Pursuant to Regulation S-K, Item 601(b)(4)(iii)(A), no instrument that defines the rights of holders of long-term debt of the registrant is filed herewith. Pursuant to this regulation, the registrant hereby agrees to furnish a copy of any such instrument to the SEC upon request.

12   Computation of Ratios of Earnings to Fixed Charges.

23a  Consent of Ernst & Young LLP.

23b  Consent of PricewaterhouseCoopers LLP.

24   Powers of Attorney.

27   Financial Data Schedule.