Form 10-Q
period 1999-03-31
PACIFIC BELL
filed 1999-05-11
CIK 75641

FORM 10-Q

                                       United States
                             SECURITIES AND EXCHANGE COMMISSION
                                   Washington, D.C. 20549



(Mark One)

     |X|          Quarterly Report Pursuant to Section 13 or 15(d) of the
                              Securities Exchange Act of 1934

                       For the quarterly period ended March 31, 1999

                                             or

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

PACIFIC BELL
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF INCOME
Dollars in millions
(Unaudited)
--------------------------------------------------------------------------------
                                                           Three months ended
                                                                March 31,
                                                      --------------------------
                                                           1999            1998
--------------------------------------------------------------------------------
Operating Revenues
Local service                                             $ 1,219       $ 1,166
Network access:
  Interstate                                                  513           479
  Intrastate                                                  186           180
Long distance service                                         269           306
Other                                                         176           141
--------------------------------------------------------------------------------
Total operating revenues                                    2,363         2,272
--------------------------------------------------------------------------------
Operating Expenses
Operations and support                                      1,307         1,300
Depreciation and amortization                                 468           451
--------------------------------------------------------------------------------
Total operating expenses                                    1,775         1,751
--------------------------------------------------------------------------------
Operating Income                                              588           521
--------------------------------------------------------------------------------
Other Income (Expense)
Interest expense                                             (103)         (106)
Other income (expense) - net                                   28            (2)
--------------------------------------------------------------------------------
Total other income (expense)                                  (75)         (108)
--------------------------------------------------------------------------------
Income Before Income Taxes                                    513           413
--------------------------------------------------------------------------------
Income Taxes                                                  203           161
--------------------------------------------------------------------------------
Net Income                                                $   310       $   252
--------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.

PACIFIC BELL
------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS
Dollars in millions except per share amounts
------------------------------------------------------------------------------
                                                   March 31,      December 31,
                                                 ------------------------------
                                                     1999            1998
------------------------------------------------------------------------------
Assets                                            (Unaudited)
Current Assets
Cash and cash equivalents                           $      35       $      15
 Accounts receivable - net of allowances for
  uncollectibles of $160 and $161                       1,895           2,015
Prepaid expenses                                          215              90
Deferred income taxes                                     428             280
Other current assets                                       29              31
------------------------------------------------------------------------------
Total current assets                                    2,602           2,431
------------------------------------------------------------------------------
Property, Plant and Equipment - at cost                30,169          29,871
  Less: Accumulated depreciation and amortization      18,544          18,272
------------------------------------------------------------------------------
Property, Plant and Equipment - Net                    11,625          11,599
------------------------------------------------------------------------------
Other Assets                                            1,180           1,063
------------------------------------------------------------------------------
Total Assets                                        $  15,407       $  15,093
------------------------------------------------------------------------------

Liabilities and Shareowner's Equity
Current Liabilities
Intercompany loans                                  $   1,496       $   1,551
Current portion of long-term obligations                  103             103
------------------------------------------------------------------------------
Total debt maturing within one year                     1,599           1,654
------------------------------------------------------------------------------
Accrued taxes                                             386             122
Accounts payable and accrued liabilities                2,435           2,669
------------------------------------------------------------------------------
Total current liabilities                               4,420           4,445
------------------------------------------------------------------------------
Long-Term Debt                                          4,614           4,614
------------------------------------------------------------------------------
Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes                                   1,210           1,082
Postemployment benefit obligation                         850             894
Unamortized investment tax credits                        141             149
Other noncurrent liabilities                              606             649
------------------------------------------------------------------------------
Total deferred credits and other noncurrent liabilities 2,807           2,774
------------------------------------------------------------------------------

Shareowner's Equity
Common shares ($1 par value)                              225             225
Capital in excess of par value                          4,206           4,210
Retained earnings (deficit)                              (865)         (1,175)
------------------------------------------------------------------------------
Total shareowner's equity                               3,566           3,260
------------------------------------------------------------------------------
Total Liabilities and Shareowner's Equity           $  15,407       $  15,093
------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.

PACIFIC BELL
-----------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in millions, increase (decrease) in cash and cash equivalents
(Unaudited)
-----------------------------------------------------------------------------
                                                        Three months ended
                                                             March 31,
                                                  ---------------------------
                                                       1999           1998
-----------------------------------------------------------------------------
Operating Activities
Net income                                            $  310         $  252
Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation and amortization                         468            451
   Provision for uncollectible accounts                   33             40
   Amortization of investment tax credits                 (8)           (10)
   Deferred income tax expense                            (4)             7
   Other - net                                          (221)          (491)
-----------------------------------------------------------------------------
Total adjustments                                        268             (3)
-----------------------------------------------------------------------------
Net Cash Provided by Operating Activities                578            249
-----------------------------------------------------------------------------

Investing Activities
Construction and capital expenditures                   (498)          (415)
-----------------------------------------------------------------------------
Net Cash Used in Investing Activities                   (498)          (415)
-----------------------------------------------------------------------------

Financing Activities
Net change in short-term borrowings with original
 maturities of three months or less                      (56)            53
Issuance of long-term debt                                 -            197
Repayment of long-term debt                                -           (175)
Net equity from parent                                     8            215
Dividends paid                                           (12)          (114)
-----------------------------------------------------------------------------
Net Cash Provided by (Used in) Financing Activities      (60)           176
-----------------------------------------------------------------------------
Net increase in cash and cash equivalents                 20             10
-----------------------------------------------------------------------------
Cash and cash equivalents beginning of year               15             43
-----------------------------------------------------------------------------
Cash and Cash Equivalents End of Period               $   35         $   53
-----------------------------------------------------------------------------

Cash paid during the three months ended March 31 for:
     Interest                                         $  115         $  141
     Income taxes, net of refunds                     $  (31)        $  222

See Notes to Consolidated Financial Statements.

PACIFIC BELL
--------------------------------------------------------------------------------
STATEMENTS OF SHAREOWNER'S EQUITY
Dollars in millions
(Unaudited)
--------------------------------------------------------------------------------
                                                      Capital in      Retained
                                            Common     Excess of      Earnings
                                            Shares     Par Value      (Deficit)
--------------------------------------------------------------------------------
Balance, December 31, 1998                  $ 225      $  4,210       $  (1,175)
Net income                                      -             -             310
Dividends to shareowner                         -           (12)              -
Net equity from parent                          -             8               -
--------------------------------------------------------------------------------
Balance, March 31, 1999                     $ 225      $  4,206       $    (865)
--------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.

                                     * * * *


SELECTED FINANCIAL AND OPERATING DATA

At March 31, or for the three months then ended:         1999            1998
                                                     -----------      ----------
  Debt ratio.................................             63.53%          65.55%
  Network access lines in service (000)......             18,233          17,578
  Access minutes of use (000,000)*...........             18,750          17,656
  Resold lines (000).........................                266             260
  Number of employees........................             47,850          45,880

*1998 amounts have been restated.

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

   Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to SEC rules and regulations. Certain reclassifications have been made to the 1998 consolidated financial statements to conform with the 1999 presentation. The results for the interim periods are not necessarily indicative of results for the full year. The consolidated financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto included in PacBell's 1998 Annual Report on Form 10-K filed with the SEC. Comprehensive income for PacBell is the same as net income for all periods presented. As PacBell operates in only one of SBC's segments, wireline telecommunications services, separate segment reporting is not applicable to PacBell.

2. CONSOLIDATION The consolidated  financial  statements include the accounts of
   PacBell.  All  significant  intercompany   transactions  within  PacBell  are
   eliminated in the consolidation process.

3. COMPLETION OF MERGERS On April 1, 1997, SBC and PAC completed the merger of an SBC subsidiary with PAC, in a transaction in which each outstanding share of PAC common stock was exchanged for 1.4629 shares of SBC common stock (equivalent to approximately 626 million shares). With the merger, PAC became a wholly-owned subsidiary of SBC. The transaction has been accounted for as a pooling of interests and a tax-free reorganization.

   On October 26, 1998, SBC and Southern New England Telecommunications Corporation (SNET) completed the merger of an SBC subsidiary with SNET, in a transaction in which each share of SNET common stock was exchanged for 1.7568 shares of SBC common stock (equivalent to approximately 120 million shares). SNET became a wholly-owned subsidiary of SBC effective with the merger and the transaction has been accounted for by SBC as a pooling of interests and a tax-free reorganization.

   Post-merger initiatives
   During the second quarter of 1997, SBC announced PacBell had incurred after-tax charges of $883 related to several strategic decisions resulting from the merger integration process that began with the April 1, 1997 closing of its merger with PAC, which included $107 ($65 after tax) of charges related to several regulatory rulings during the second quarter of 1997 and $276 ($173 after tax) for merger approval costs. The decisions resulted from an extensive review of operations throughout the merged company and include significant integration of operations and consolidation of some administrative and support functions.

   One-time charges related to the strategic decisions reached by the review teams totaled $1 billion ($645 after tax) in the second quarter of 1997. During the fourth quarter of 1998, SBC again performed a complete review of all operations affected by the merger with SNET to determine the impact on ongoing merger integration processes. This review resulted in no significant additional financial effect

PACIFIC BELL

Dollars in millions

   on PacBell. At March 31, 1999 and December 31, 1998, remaining accruals   for
   anticipated cash expenditures related to these   decisions were approximately
   $55 and $61.

4. SOFTWARE COSTS The American Institute of Certified Public Accountants has issued a Statement of Position (SOP) that requires capitalization of certain computer software expenditures beginning in 1999. The SOP, which has been adopted prospectively as of January 1, 1999, requires the capitalization of certain costs incurred in connection with developing or obtaining internal use software. Prior to the adoption of the SOP, the costs of computer software purchased or developed for internal use were expensed as incurred. However, initial operating system software costs were, and continue to be, capitalized.

   With comparable levels of software expenditures, the SOP would tend to increase net income in comparison with PacBell's former method of accounting for software costs. However, the increases would be largest in the year of adoption with diminishing levels of increases compared with current accounting throughout the amortization period. Consequently, given otherwise comparable income levels excluding software, and otherwise comparable software expenditures, the effect of the SOP would be to increase income in the first year and decrease income in each subsequent year until the number of years affected by the SOP equals the amortization period. The effect of adopting the SOP was to increase net income for the quarter ended March 31, 1999 by approximately $7.

PACIFIC BELL

Item 2.  Management's Discussion and Analysis
Dollars in millions

RESULTS OF OPERATIONS

Overview Financial results for Pacific Bell (PacBell, which includes its subsidiary) for the first quarter of 1999 and 1998 are summarized as follows:

---------------------------------------------------------------------------
                                                   Three-Month Period
                                              -----------------------------
                                                                   Percent
                                                  1999     1998    Change
---------------------------------------------------------------------------
Operating revenues                              $ 2,363  $ 2,272      4.0%
Operating expenses                              $ 1,775  $ 1,751      1.4%
Net income                                      $   310  $   252     23.0%
===========================================================================

PacBell reported net income of $310 for the first quarter of 1999 and $252 for the first quarter of 1998. The primary factor contributing to this increase was growth in demand for services and products and a slowing of growth in operating expenses due to merger related initiatives and benefits.

Operating Revenues PacBell's operating revenues increased $91, or 4.0%, in the first quarter of 1999. Components of operating revenues for the first quarter of 1999 and 1998 are as follows:

----------------------------------------------------------------------------
                                                   Three-Month Period
                                              ------------------------------
                                                                     Percent
                                                 1999         1998   Change
----------------------------------------------------------------------------
Local service                                 $  1,219  $ 1,166         4.5%
Network access:
   Interstate                                      513      479         7.1
   Intrastate                                      186      180         3.3
Long distance service                              269      306       (12.1)
Other                                              176      141        24.8
-------------------------------------------------------------------
     Total                                    $  2,363  $ 2,272         4.0%
============================================================================

      Local service Local service revenues increased $53, or 4.5%, in the first quarter of 1999 due primarily to increased demand, which totaled approximately $59, including increases in access lines, data and vertical services revenues. The number of access lines increased by approximately 3.7% in the first quarter of 1999, with approximately 48% of access line growth due to the sales of additional access lines to existing residential customers. Vertical services revenues, which include custom calling services, call control options, Caller ID, voice mail and other enhanced services, increased by approximately 26% and totaled approximately $199 for the first quarter of 1999.

      Additionally, local service revenues increased as a result of the California High Cost Fund (CHCFB) which also had the effect of decreasing two other types of operating revenues. In the first quarter of 1999, the CHCFB increased local service revenues by approximately $25 and decreased long distance revenues by approximately $23 and intrastate network access revenues by approximately $12. The net effect on total operating revenues for the CHCFB was a decrease of $10. The California Public Utilities Commission (CPUC) has stated that the CHCFB is intended to directly subsidize the provision of service to high cost areas and allow PacBell to set

PACIFIC BELL

Item 2.  Management's Discussion and Analysis
Dollars in millions

RESULTS OF OPERATIONS - Continued

      competitive   rates for  other   services.  The increase in local  service
      revenues was partially offset by decreases of approximately $24 resulting from rate reductions under CPUC price cap orders.

      Network access Interstate network access revenues increased $34, or 7.1%, in the first quarter of 1999 due primarily to increased demand for access services by interexchange carriers, primarily special access, and growth in end-user charges attributable to an increasing access line base, which collectively resulted in an increase of approximately $44. In addition, customer number portability cost recovery contributed approximately $17 to the increase. Partially offsetting these increases were the effects of PacBell's rate reduction of approximately $29 related to the Federal Communications Commission's (FCC) productivity factor adjustment.

      Intrastate network access revenues increased $6, or 3.3%, in the first quarter of 1999 attributable to increased demand of $23, offset in part by the effect of the CHCFB described above in local service of approximately $12 and by CPUC rate reductions of approximately $3.

      Long distance  service  decreased  $37, or 12.1%,  in the first quarter of
      1999  due  to  the  effect  of  the  CHCFB  noted  in  local   service  of
      approximately $23 and by CPUC rate reductions of approximately $9.

      Other operating revenues increased $35, or 24.8%, in the first quarter of 1999 due primarily to increased sales from nonregulated products and services totaling approximately $12 and increased equipment sales of approximately $25.

Operating Expenses PacBell's operating expenses increased $24, or 1.4%, in the first quarter of 1999. Components of total operating expenses for the first quarter of 1999 and 1998 are as follows:

---------------------------------------------------------------------------
                                                   Three-Month Period
                                              -----------------------------
                                                                    Percent
                                                1999      1998      Change
---------------------------------------------------------------------------
Operations and support                        $  1,307  $ 1,300        0.5%
Depreciation and amortization                      468      451        3.8
------------------------------------------------------------------
   Total operating expenses                   $  1,775  $ 1,751        1.4%
===========================================================================

      Operations support increased $7, or 0.5%,  in the  first quarter of 1999.
      The  increase    includes     costs  of   approximately   $74  related to
      progression in the merger implementation process including charges from centralized support functions throughout SBC and other merger
      initiatives.  Operations  and  support also   increased due to  increased
      costs  for  materials,   wages  and  salaries  and  right-to-use  fees of
      approximately $53. In addition, costs associated with reciprocal compensation for the termination of Internet traffic increased approximately $8. These increases were offset by reductions in contract labor, benefits and employee training and development of approximately $22 and a reduction in other non-labor costs of approximately $61 due in part to merger initiative benefits and first quarter 1998 storm related costs. In addition, expenditures for interconnection, customer number portability and local competition initiatives decreased approximately $33. Another contribution offsetting the increase in operations and

PACIFIC BELL

Item 2.  Management's Discussion and Analysis
Dollars in millions

RESULTS OF OPERATIONS - Continued

      support  expense  was  the   change in  accounting  for   software  costs
      (see    Note 4  of Notes to  the  Consolidated  Financial    Statements),
      which  resulted  in  approximately  $12 of such costs  being   capitalized
      rather than expensed at March 31, 1999.

      Depreciation and amortization expense increased $17, or 3.8%, in the first quarter of 1999. The increase was due primarily to overall higher plant levels of approximately $15.

Other income (expense) - net was net income of $28 in the first quarter of 1999 due primarily to a gain recognized from the sale of PacBell's interest in Advanced Communications Network (ACN) of $24. In 1997, ACN was written off as an impairment in conjunction with the merger with PAC.

Income Taxes increased $42, or 26.1%, in the first quarter of 1999 primarily due to higher income before income taxes.

COMPETITIVE AND REGULATORY ENVIRONMENT

IntraLATA Toll Dialing Parity In a January 1999 decision, the United States Supreme Court (Supreme Court) ruled that the FCC had the authority to issue rules to guide the state commissions in implementing intrastate and intraLATA dialing parity. In March 1999, the FCC released an order establishing new deadlines by which local exchange carriers (LECs) must implement dialing parity for intraLATA long distance calls. Specifically, the FCC ordered carriers whose dialing parity plans had been approved by a state commission to implement dialing parity no later than May 7, 1999. Carriers that had not filed dialing parity plans with their state commissions were required to do so by April 22, 1999. If state commissions have not approved the plans by June 22, 1999, the carriers must file them with the FCC for approval. Carriers will be required to
implement  dialing  parity within 30 days of state or FCC  approval.    PacBell
began providing dialing parity in California in early May 1999. PacBell anticipates that implementation of dialing parity will contribute to a loss of intraLATA long distance revenue in 1999.

In March 1999, U S WEST, Inc. (U S West) filed pleadings in the Eighth Circuit Court of Appeals (Eighth Circuit) challenging both the validity of the FCC's March 1999 order and the authority of the FCC to determine the date by which a state must provide intraLATA dialing parity. While SBC believes that the pleadings of U S West are meritorious, at present, it is uncertain how the Eighth Circuit will rule on these pleadings.

Pay Phone Per Call Compensation In February 1999, the FCC issued a ruling that reduced the pay phone dial-around access or toll free call rate from 28.4 cents to 24 cents per call, effective April 1999. In addition, the FCC order determined that a reduced rate of 23.8 cents per call be applied retroactively from October 1997 to April 1999. The retroactive rate change did not significantly affect PacBell's first quarter 1999 results of operations.

Customer Local Number  Portability  Long-term  customer local number portability
(LNP) allows customers to change local exchange carriers while maintaining their existing telephone numbers. In December 1998, the FCC issued an order on recovery of costs incurred for LNP by LECs. This order provides for the levying of federally tariffed LNP monthly end-user charges for a five-year period,

PACIFIC BELL

Item 2.  Management's Discussion and Analysis
Dollars in millions

COMPETITIVE AND REGULATORY ENVIRONMENT - Continued

beginning in February 1999. PacBell began recovering LNP costs at the rate of 50 cents per access line per month. This rate is the subject of an FCC inquiry, which is expected to be completed by mid-1999. Although PacBell cannot currently predict the results of this rate inquiry, it is not expected to have a material impact on PacBell's results of operations or financial position.

FCC Equipment Audit In March 1999, the FCC released the results of its 1997 audit of regional holding companies' (RHCs) and GTE Corporation's (GTE) telecommunications and other equipment. The FCC's audit alleged that each of the RHCs and GTE were missing millions of dollars in equipment. Specifically, the audit alleged that PacBell was missing $527 in equipment. PacBell believes that the audit methodology was flawed and amounts of "missing" equipment dramatically overstated. For example, the FCC's auditors sometimes labeled equipment as missing because it was not in the precise location indicated in the property records, even if it had been relocated. In April 1999, the FCC opened an inquiry on the audit's ramifications. Among other things, the FCC is interested in feedback on the audit methodology and statistical validity, the impact of the audit findings on telephone customers and what action the FCC should take against the RHCs and GTE. As PacBell uses composite group depreciation accounting for its telephone plant, most reductions in plant levels (e.g., sales, retirements) are not reflected in earnings, but are reflected as changes in accumulated depreciation. Accordingly, if the write down of equipment is required, it is not expected to have a material impact on PacBell's results of operations or financial position.

OTHER BUSINESS MATTERS

New Accounting Standards In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133), which will require all derivatives to be recorded on the balance sheet at fair value and changes in the fair value of the derivatives to be recorded in net income or comprehensive income. FAS 133 must be adopted for years beginning after June 15, 1999, with earlier adoption permitted. Management is currently evaluating the impact of the change in accounting required by FAS 133, but is not able to quantify the effect at this time.

See Note 4 of Notes to Consolidated Financial Statements for a discussion of the new accounting standard on software costs.

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

PACIFIC BELL

Item 2.  Management's Discussion and Analysis
Dollars in millions

OTHER BUSINESS MATTERS - Continued

The inventory and assessment phase is estimated to require 20% of the overall effort and includes the identification of items (i.e., line-by-line review of software code, switch generics, vendor products, etc.) that could be impacted by the Year 2000 and the determination of the work effort required to ensure compliance. The inventory and assessment phase has been completed. This process involved reviewing over 340 million lines of software code, 1,200 central office switches, 7,000 company buildings, conducting an inventory and assessment of 117,000 personal computers and coordinating with 1,500 suppliers of 15,000 products to obtain adequate assurance they will be Year 2000 compliant or determine and address any appropriate contingency plans or backup systems.

Making the hardware and software fixes is the second phase of the process and is estimated to require 25% of the overall effort. This activity involves modifying program code, upgrading computer software and upgrading or replacing hardware. As of March 31, 1999, SBC had completed 96% of the hardware and software fixes.

Testing involves ensuring that hardware and software fixes will work properly in 1999 and beyond and occurs both before and after deployment. Testing is estimated to comprise 45% of the overall effort. Testing began early in 1998 and is 89% complete. Contingency plans and backup systems are currently being written.

Deployment involves placing the "fixed" systems into a live environment to ensure they are working properly. Additional testing is done after deployment as well. Deployment is estimated to require 10% of the overall effort. Ninety-three percent of the deployment phase was completed as of March 31, 1999.

SBC has budgeted $265 on the entire project, with approximately $171 spent through March 31, 1999. As testing and hardware and software fixes are estimated to require most of the expenditures, there is not a strict correlation between expenditures and project completion.

The activities involved in SBC's Year 2000 project necessarily require estimates and projections, as described above, of activities and resources that will be required in the future. These estimates and projections could change as work progresses on the project.

PACIFIC BELL

Item 3. Quantitative and Qualitative Disclosures About Market Risk Dollars in millions

There has been no material change in PacBell's market risks since December 31, 1998.

CAUTIONARY LANGUAGE CONCERNING FORWARD-LOOKING STATEMENTS

Information set forth in this form contains forward-looking statements that are subject to risks and uncertainties. PacBell claims the protection of the safe harbor for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995.

The following factors could cause PacBell's future results to differ materially from those expressed in the forward-looking statements: (1) adverse economic changes in the markets served by PacBell or changes in available technology; (2) the final outcome of various FCC rulemakings and judicial review, if any, of such rulemakings; (3) the final outcome of various CPUC proceedings, and judicial review, if any, of such proceedings; and (4) the timing of entry and the extent of competition in the local and intraLATA toll markets in California. Readers are cautioned that other factors discussed in this form, although not enumerated here, also could materially impact PacBell's future earnings.

PACIFIC BELL

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits

      Exhibit 12  Computation of Ratios of Earnings to Fixed Charges.

      Exhibit 27  Financial Data Schedule.

(b)   Reports on Form 8-K

      There were no reports on Form 8-K filed during the quarter ended March 31, 1999.

                                         SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       PACIFIC BELL




May 11, 1999                           /s/ Robert B. Pickering
                                       Robert B. Pickering
                                       Vice President and Chief Financial
                                       Officer