Form 10-Q
period 1999-06-30
PACIFIC BELL
filed 1999-08-06
CIK 75641

FORM 10-Q

                                       United States
                             SECURITIES AND EXCHANGE COMMISSION
                                   Washington, D.C. 20549



(Mark One)

     |X|          Quarterly Report Pursuant to Section 13 or 15(d) of the
                              Securities Exchange Act of 1934

                        For the quarterly period ended June 30, 1999

                                             or

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

PACIFIC BELL
----------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF INCOME
Dollars in millions
(Unaudited)
                                                 Three months ended   Six months ended
                                                     June 30,             June 30,
                                                 ---------------------------------------
                                                     1999      1998     1999      1998
----------------------------------------------------------------------------------------
Operating Revenues
Local service                                     $ 1,242   $ 1,220  $ 2,461   $ 2,386
Network access:
  Interstate                                          525       484    1,038       963
  Intrastate                                          189       189      375       369
Long distance service                                 275       306      544       612
Other                                                 196       124      372       265
----------------------------------------------------------------------------------------
Total operating revenues                            2,427     2,323    4,790     4,595
----------------------------------------------------------------------------------------

Operating Expenses
Operations and support                              1,318     1,224    2,625     2,524
Depreciation and amortization                         475       463      943       914
----------------------------------------------------------------------------------------
Total operating expenses                            1,793     1,687    3,568     3,438
----------------------------------------------------------------------------------------
Operating Income                                      634       636    1,222     1,157
----------------------------------------------------------------------------------------

Other Income (Expense)
Interest expense                                     (100)     (110)    (203)     (216)
Other income (expense) - net                            3         2       31         -
----------------------------------------------------------------------------------------
Total other income (expense)                          (97)     (108)    (172)     (216)
----------------------------------------------------------------------------------------
Income Before Income Taxes                            537       528    1,050       941
----------------------------------------------------------------------------------------
Income Taxes                                          212       207      415       368
----------------------------------------------------------------------------------------
Net Income                                        $   325   $   321  $   635   $   573
----------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.

PACIFIC BELL
------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS
Dollars in millions except per share amounts
------------------------------------------------------------------------------
                                                   June 30,       December 31,
                                                ------------------------------
                                                     1999            1998
------------------------------------------------------------------------------
Assets                                            (Unaudited)
Current Assets
Cash and cash equivalents                           $      12       $      15
Accounts receivable - net of allowances for
  uncollectibles of $149 and $161                       1,860           2,015
Prepaid expenses                                          250              90
Deferred income taxes                                     438             280
Other current assets                                       32              31
------------------------------------------------------------------------------
Total current assets                                    2,592           2,431
------------------------------------------------------------------------------
Property, Plant and Equipment - at cost                30,475          29,871
  Less: Accumulated depreciation and amortization      18,803          18,272
------------------------------------------------------------------------------
Property, Plant and Equipment - Net                    11,672          11,599
------------------------------------------------------------------------------
Other Assets                                            1,269           1,063
------------------------------------------------------------------------------
Total Assets                                        $  15,533       $  15,093
------------------------------------------------------------------------------

Liabilities and Shareowner's Equity
Current Liabilities
Intercompany loans                                  $   1,319       $   1,551
Current portion of long-term obligations                  127             103
------------------------------------------------------------------------------
Total debt maturing within one year                     1,446           1,654
------------------------------------------------------------------------------
Accrued taxes                                             532             122
Accounts payable and accrued liabilities                2,393           2,669
------------------------------------------------------------------------------
Total current liabilities                               4,371           4,445
------------------------------------------------------------------------------
Long-Term Debt                                          4,490           4,614
------------------------------------------------------------------------------

Deferred Credits and Other Noncurrent
Liabilities
Deferred income taxes                                   1,290           1,082
Postemployment benefit obligation                         883             894
Unamortized investment tax credits                        133             149
Other noncurrent liabilities                              646             649
------------------------------------------------------------------------------
Total deferred credits and other noncurrent
  liabilities                                           2,952           2,774
------------------------------------------------------------------------------

Shareowner's Equity
Common shares ($1 par value)                              225             225
Capital in excess of par value                          4,035           4,210
Retained earnings (deficit)                              (540)         (1,175)
------------------------------------------------------------------------------
Total shareowner's equity                               3,720           3,260
------------------------------------------------------------------------------
Total Liabilities and Shareowner's Equity           $  15,533       $  15,093
------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.

PACIFIC BELL
-----------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in millions, increase (decrease) in cash and cash equivalents
(Unaudited)
-----------------------------------------------------------------------------
                                                         Six months ended
                                                            June 30,
                                                  ---------------------------
                                                        1999           1998
-----------------------------------------------------------------------------
Operating Activities
Net income                                            $  635         $  573
Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation and amortization                         943            914
   Provision for uncollectible accounts                   67             79
   Amortization of investment tax credits                (16)           (20)
   Deferred income tax expense                            98             90
   Other - net                                          (185)          (476)
-----------------------------------------------------------------------------
Total adjustments                                        907            587
-----------------------------------------------------------------------------
Net Cash Provided by Operating Activities              1,542          1,160
-----------------------------------------------------------------------------

Investing Activities
Construction and capital expenditures                 (1,038)          (957)
-----------------------------------------------------------------------------
Net Cash Used in Investing Activities                 (1,038)          (957)
-----------------------------------------------------------------------------

Financing Activities
Net change in short-term borrowings with original
 maturities of three months or less                     (231)            17
Issuance of long-term debt                                 -            198
Repayment of long-term debt                             (101)          (178)
Net equity from parent                                     8            164
Dividends paid                                          (183)          (388)
-----------------------------------------------------------------------------
Net Cash Used in Financing Activities                   (507)          (187)
-----------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents      (3)            16
-----------------------------------------------------------------------------
Cash and cash equivalents beginning of year               15             43
-----------------------------------------------------------------------------
Cash and Cash Equivalents End of Period               $   12         $   59
-----------------------------------------------------------------------------

Cash paid during the six months ended June 30 for:
     Interest                                         $  204         $  213
     Income taxes, net of refunds                     $ ( 81)        $   94

See Notes to Consolidated Financial Statements.

PACIFIC BELL
-----------------------------------------------------------------------------------
STATEMENT OF SHAREOWNER'S EQUITY
Dollars in millions
(Unaudited)
-----------------------------------------------------------------------------------
                                                      Capital in       Retained
                                            Common     Excess of       Earnings
                                            Shares     Par Value       (Deficit)
-----------------------------------------------------------------------------------
Balance, December 31, 1998                  $ 225      $  4,210        $ (1,175)
Net income                                      -            -              635
Dividends to shareowner                         -          (183)              -
Net equity from parent                          -             8               -
-----------------------------------------------------------------------------------
Balance, June 30, 1999                      $ 225      $  4,035        $   (540)
-----------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.

                                     * * * *


SELECTED FINANCIAL AND OPERATING DATA

At June 30, or for the six months then ended:           1999             1998
                                                     -----------      ----------
  Debt ratio.................................            61.48%          65.44%
  Network access lines in service (000)......            18,312          17,730
  Access minutes of use (000,000)*...........            37,944          36,026
  Resold lines (000).........................               270             251
  Number of employees........................            48,320          45,800

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

   One-time charges related to the strategic decisions reached by the review teams totaled $1 billion ($645 after tax) in the second quarter of 1997. During the fourth quarter of 1998, SBC again performed a complete review of all operations affected by the merger with SNET to determine the impact on ongoing merger integration processes. This review resulted in no significant additional financial effect

PACIFIC BELL

Dollars in millions

   on PacBell. At June 30, 1999 and December 31, 1998, remaining accruals for anticipated cash expenditures related to these decisions were approximately $34 and $61.

4. SOFTWARE COSTS The American Institute of Certified Public Accountants issued a Statement of Position (SOP) that requires capitalization of certain computer software expenditures beginning in 1999. The SOP, which has been adopted prospectively as of January 1, 1999, requires the capitalization of certain costs incurred in connection with developing or obtaining internal use software. Prior to the adoption of the SOP, the costs of computer software purchased or developed for internal use were expensed as incurred. However, initial operating system software costs were, and continue to be, capitalized.

   With comparable levels of software expenditures, the SOP would tend to increase net income in comparison with PacBell's former method of accounting for software costs. However, the increases would be largest in the year of adoption with diminishing levels of increases compared with current accounting throughout the amortization period. Consequently, given otherwise comparable income levels excluding software, and otherwise comparable software expenditures, the effect of the SOP would be to increase income in the first year and decrease income in each subsequent year until the number of years affected by the SOP equals the amortization period. The effect of adopting the SOP was to increase net income by approximately $17 for the second quarter and $24 for the first six months of 1999.

PACIFIC BELL

Item 2.  Management's Discussion and Analysis
Dollars in millions

RESULTS OF OPERATIONS

Overview Financial results for Pacific Bell (PacBell, which includes its subsidiary) for the first six months of 1999 and 1998 are summarized as follows:

---------------------------------------------------------------------------
                                                    Six-Month Period
                                              -----------------------------
                                                                   Percent
                                                  1999      1998   Change
---------------------------------------------------------------------------
Operating revenues                             $  4,790 $  4,595      4.2%
Operating expenses                             $  3,568 $  3,438      3.8%
Net income                                     $    635 $    573     10.8%
===========================================================================

PacBell reported net income of $635 for the first six months of 1999 and $573 for the first six months of 1998. The primary factor contributing to this increase was growth in demand for services and products and a slowing of growth in operating expenses due to merger related initiatives and benefits.

Operating Revenues PacBell's operating revenues increased $195, or 4.2%, in the first six months of 1999. Components of operating revenues for the first six months of 1999 and 1998 are as follows:

----------------------------------------------------------------------------
                                                    Six-Month Period
                                              ------------------------------
                                                                     Percent
                                                 1999         1998   Change
----------------------------------------------------------------------------
Local service                                 $  2,461  $ 2,386         3.1%
Network access:
   Interstate                                    1,038      963         7.8
   Intrastate                                      375      369         1.6
Long distance service                              544      612       (11.1)
Other                                              372      265        40.4
----------------------------------------------------------------------------
     Total                                    $  4,790  $ 4,595         4.2%
============================================================================

      Local service revenues increased for the first six months of 1999 by $75, or 3.1%, due primarily to increases in demand totaling approximately $139, including increases in access lines, data-related and vertical services revenues. The number of access lines increased by approximately 3.3% since June 30, 1998, with approximately 45% of access line growth due to the sales of additional access lines to existing residential customers. Vertical services revenues, which include custom calling services such as Caller ID, Call Waiting, voice mail and other enhanced services, increased by approximately 20% and totaled approximately $410 for the first six months of 1999. This increase in demand was partially offset by a decline in the public telephone business totaling nearly $40.

      Additionally, local service revenues increased as a result of the California High Cost Fund (CHCFB) which also had the effect of decreasing two other types of operating revenues. In the first six months of 1999, the CHCFB increased local service revenues by approximately $51 and decreased long distance revenues by approximately $43 and intrastate network access revenues by approximately $25. The net effect on total operating revenues for the CHCFB was a decrease of $17. The California Public Utilities Commission (CPUC) has stated that the CHCFB is

PACIFIC BELL

Item 2.  Management's Discussion and Analysis
Dollars in millions

RESULTS OF OPERATIONS - Continued

      intended to directly subsidize the provision of service to high cost areas and allow PacBell to set competitive rates for other services. The increase in local service revenues was partially offset by decreases of approximately $59 resulting from rate reductions under CPUC price cap orders and approximately $23 related to the deregulation of 911 revenues that were shifted to other revenues.

      Network access Interstate network access revenues increased $75, or 7.8%, in the first six months of 1999 due primarily to increased demand for access services by interexchange carriers, special access, and growth in end-user charges attributable to an increasing access line base, which collectively resulted in an increase of approximately $99. In addition, customer number portability cost recovery, net of a Federal Communications Commission (FCC) retroactive rate decrease implemented in the second quarter of 1999, effective February 1999, contributed approximately $28 to the increase. Partially offsetting these increases were the effects of PacBell's rate reduction of approximately $55 related to the FCC's productivity factor adjustment.

      Intrastate network access revenues increased $6, or 1.6%, in the first six months of 1999 attributable to increased demand of $48, offset in part by the effect of the CHCFB described above in local service of approximately $25, by CPUC rate reductions of approximately $8 and by a reduction in contract settlements in comparison to the prior year of approximately $4.

      Long distance service  decreased $68, or 11.1%, in the first six months of
      1999  due  to  the  effect  of  the  CHCFB  noted  in  local   service  of
      approximately $43 and by CPUC rate reductions of approximately $15.

      Other operating revenues increased $107, or 40.4%, in the first six months of 1999 due primarily to increased sales from nonregulated products and services totaling approximately $33, increased equipment sales, primarily consumer equipment, of approximately $51 and the deregulation of 911 revenues shifted to other revenues noted in local service above of approximately $23.

Operating Expenses PacBell's operating expenses increased $130, or 3.8%, in the first six months of 1999. Components of total operating expenses for the first six months of 1999 and 1998 are as follows:

---------------------------------------------------------------------------
                                                    Six-Month Period
                                              -----------------------------
                                                                    Percent
                                                1999      1998      Change
---------------------------------------------------------------------------
Operations and support                        $  2,625  $ 2,524        4.0%
Depreciation and amortization                      943      914        3.2
------------------------------------------------------------------
   Total operating expenses                   $  3,568  $ 3,438        3.8%
===========================================================================

      Operations and support increased $101, or 4.0%, in the first six months of 1999. The increase includes costs of approximately $120 related to progression in the merger implementation process including charges from centralized support functions throughout SBC Communications Inc. (SBC) and other merger initiatives and increased expenditures related to implementation of

PACIFIC BELL

Item 2.  Management's Discussion and Analysis
Dollars in millions

RESULTS OF OPERATIONS - Continued

      PacBell's Asymmetrical Digital Subscriber Line (ADSL) product of approximately $61. Operations and support also increased due to increased costs for materials, wages and salaries, and other costs of approximately $117. In addition, costs associated with reciprocal compensation for the termination of Internet traffic increased approximately $22 and costs associated with intraLATA presubscription, (where a customer is able to subscribe to an intraLATA toll carrier just as they do for long distance service), were approximately $8. These increases were partially offset by reductions in contract labor, benefits, contract fees and employee training and development of approximately $52 and a reduction in other non-labor costs of approximately $68 due in part to merger initiative benefits and higher first quarter 1998 storm related costs. In addition, expenditures for interconnection, customer number portability and local competition initiatives decreased approximately $66. Also offsetting the increase in operations and support expense was the change in accounting for software costs (see Note 4 of Notes to Consolidated Financial Statements), which resulted in approximately $41 of such costs being capitalized rather than expensed at June 30, 1999.

      Depreciation and amortization expense increased $29, or 3.2%, in the first six months of 1999. The increase was due primarily to overall higher plant levels of approximately $32.

Interest expense decreased $13, or 6.0%, in the first six months of 1999 due to lower average debt levels.

Other income (expense) - net was income of $31 in the first six months of 1999 due primarily to a gain recognized from the sale of PacBell's interest in Advanced Communications Network (ACN) of $24. In 1997, ACN was written down as an impairment in conjunction with the merger with Pacific Telesis Group.

Income Taxes increased $47, or 12.8%, in the first six months of 1999 primarily due to higher income before income taxes.

COMPETITIVE AND REGULATORY ENVIRONMENT

Reciprocal Compensation is billed to PacBell by Competitive Local Exchange Carriers (CLECs) for the termination of certain local exchange traffic to CLEC customers. SBC believes that under the Telecommunications Act of 1996 (Telecom
Act) the state commissions have authority to order reciprocal compensation only for intrastate or local traffic, while the FCC has authority over interstate and interexchange traffic. SBC believes most Internet traffic is interexchange and interstate. In February 1999, the FCC declared that Internet traffic is not intrastate or local traffic but instead is primarily interstate, subject to interstate jurisdiction. However, the FCC added that state commissions, interpreting existing contracts and consistent with federal law, might nevertheless order payment of reciprocal compensation for Internet traffic in certain circumstances. In March 1999, MCI WorldCom filed an appeal of the FCC ruling and certain local exchange carriers also appealed; the outcome of these appeals is pending.

PACIFIC BELL

Item 2.  Management's Discussion and Analysis
Dollars in millions

COMPETITIVE AND REGULATORY ENVIRONMENT - Continued

In June 1999, the CPUC in arbitration between PacBell and a CLEC customer voted to treat Internet traffic as local pending a further CPUC proceeding to examine the issue. The CPUC also approved a reduction in the reciprocal compensation rate between PacBell and the CLEC customer beginning June 29, 1999. In July 1999, the CPUC issued a draft decision in another arbitration between PacBell and a CLEC customer upholding reciprocal compensation fees. The final decision is expected to result in a reduction of the reciprocal compensation rate paid by PacBell to the CLEC customer beginning in the fourth quarter of 1999. In July 1999, the CPUC also affirmed an order that had concluded that Internet traffic is local. PacBell is currently evaluating the impact of this order.

PacBell has been recording expense for amounts sought by certain CLECs for the termination of Internet traffic to Internet Service Providers.

Customer Local Number  Portability  Long-term  customer local number portability
(LNP) allows customers to change local exchange carriers while maintaining their existing telephone numbers. In December 1998, the FCC issued an order on recovery of costs incurred for LNP by local exchange carriers. This order provides for the levying of federally tariffed LNP monthly end-user charges for a five-year period, beginning in February 1999. PacBell began recovering LNP costs at the rate of 50 cents per access line per month. In July 1999, the FCC issued an order on PacBell's rate, revising the rate to 34 cents, with a refund obligation for the period of February through July 1999. PacBell recorded $13 in the second quarter of 1999 related to the rate reduction.

Federal Access Rates In May 1999, the United States Court of Appeals for the District of Columbia Circuit (Court of Appeals) ruled that the FCC failed to adequately explain certain changes to part of the formula used to calculate the access rates local carriers, such as PacBell, charge long distance carriers. Specifically, the Court of Appeals disagreed with the FCC's rationale for making certain changes to the "X factor" adjustment, the purpose of which is to ensure that access rates decrease as local phone company productivity increases, and ordered the FCC to reevaluate the formula. The Court of Appeals did not state whether the FCC should have made specific adjustments that would have resulted in either higher or lower access rates. In a subsequent order, the Court of Appeals stayed the mandate of this decision until April 1, 2000. The effect of the Court of Appeal's decision on PacBell's results of operations and financial position cannot be determined at this time.

Shared Transport In June 1999, the United States Supreme Court (Supreme Court) set aside an August 1998 United States Court of Appeals for the Eighth Circuit (8th Circuit) ruling that major carriers, such as PacBell, could be forced to lease, at a discount, shared transport service for carrying phone calls among telephone company central switching offices. The 8th Circuit had held that such shared transport was subject to mandatory leasing under the Telecom Act. The Supreme Court previously ruled that the FCC ignored some limits in the Telecom Act when it drew up rules for mandatory leasing and in light of that prior ruling, ordered the 8th Circuit to reconsider the shared transport ruling. The effect of this ruling on PacBell cannot be determined at this time.

PACIFIC BELL

Item 2.  Management's Discussion and Analysis
Dollars in millions

COMPETITIVE AND REGULATORY ENVIRONMENT - Continued

California Rate Ruling In June 1999, the CPUC issued a ruling recategorizing certain of PacBell's services, including the maintenance of inside wiring, collect, calling card and person to person calls and the provisioning of directory assistance to interexchange carriers, as competitive products. In its ruling, the CPUC approved an increase in the ceiling price for both inside wire repair services and interexchange directory assistance. Although the effect of this ruling on PacBell's results of operations and financial position cannot be determined at this time, it is expected to be favorable.

OTHER BUSINESS MATTERS

New Accounting  Standards In June 1998, the Financial Accounting Standards Board
(FASB) issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133), which will require all derivatives to be recorded on the balance sheet at fair value and changes in the fair value of the derivatives to be recorded in net income or comprehensive income. In June 1999, the FASB issued Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of the FASB Statement No. 133" (FAS 137), that among other items, defers the date that FAS 133 must be adopted to years beginning after June 15, 2000. Earlier adoption is permitted. SBC is currently evaluating the impact of the change in accounting required by FAS 133 and FAS 137, but is not able to quantify the effect at this time.

See Note 4 of Notes to Consolidated Financial Statements for a discussion of the new accounting standard on software costs.

SBC's Year 2000 Project SBC operates numerous date-sensitive computer applications and systems throughout its businesses. Since 1996, SBC has been working to upgrade its networks and computer systems to properly recognize the Year 2000 and continue to process critical operational and financial information. Company-wide teams are in place to address and resolve Year 2000 issues and processes are under way to evaluate and manage the risks and costs associated with preparing SBC's date-impacted systems and networks for the new century.

SBC is using a four-step methodology to address the issue. The methodology consists of inventory and assessment, hardware and software fixes, testing and deployment. SBC measures its progress by tracking the number of completed hardware and software applications, network components, personal computers and building facilities that can correctly process Year 2000 dates.

The inventory and assessment phase was estimated to require 20% of the overall effort and included the identification and prioritization of items that could be impacted by the Year 2000 and the determination of the work effort required to ensure compliance. The inventory and assessment phase was completed in 1998. This process involved reviewing over 340 million lines of software code, 1,200 central office switches, 7,000 company buildings, conducting an inventory and assessment of 124,000 personal computers and coordinating with 1,500 suppliers. SBC must obtain adequate assurance that the 15,000 products they provide will be Year 2000 compliant or determine and address any appropriate contingency plans or backup systems.

Making the hardware and software fixes was the second phase of the process and was estimated to require 25% of the overall effort. This activity involved modifying program code, upgrading computer

PACIFIC BELL

Item 2.  Management's Discussion and Analysis
Dollars in millions

OTHER BUSINESS MATTERS - Continued

software and upgrading or replacing hardware. The hardware and software fixes were completed as of June 30, 1999.

Testing involves ensuring that hardware and software fixes will work properly in 1999 and beyond and occurs both before and after deployment. Testing is estimated to comprise 45% of the overall effort. Testing began early in 1998 and is substantially complete. Contingency plans have been written and will be finalized by August 31, 1999.

Deployment involves placing the "fixed" systems into a live environment to ensure they are working properly. Additional testing is done after deployment as well. Deployment is estimated to require 10% of the overall effort. Ninety-eight percent of the deployment phase was completed as of June 30, 1999.

SBC has budgeted $265 on the entire project, with approximately $197 spent through June 30, 1999.

The activities involved in SBC's Year 2000 project require estimates and projections, as described above, of activities and resources that will be required in the future. These estimates and projections could change as work progresses on the project.

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

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits

      Exhibit 12  Computation of Ratios of Earnings to Fixed Charges.

      Exhibit 27  Financial Data Schedule.

(b)   Reports on Form 8-K

      There were no reports on Form 8-K filed during the quarter ended June 30, 1999.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         PACIFIC BELL




August 6, 1999                        /s/ Robert B. Pickering
                                      Robert B. Pickering
                                      Vice President and Chief Financial Officer